Form 10QSB
period 2007-09-30
BEAUTY BRANDS GROUP, INC.
filed 2007-11-19
CIK 1409477

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C.

FORM 10-QSB

[X]  Quarterly  Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

or

   [   ] Transitional Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2007

Commission File No.  000-52764

BEAUTY BRANDS GROUP, INC.

(Exact name of Registrant as specified in its charter)

FLORIDA	59-1213720
(State of other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

100 Jericho Quadrangle, Suite 335, Jericho, New York 11753

Address of principal executive offices

Registrant’s telephone number, including area code:    516-939-9400

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☐    NO   ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, as defined in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark if the registrant is a Shell company (as defined by Rule 12b-2 of the Exchange Act).  ☒ YES      NO  ☐

APPLICABLE ONLY TO CORPORATE ISSUES

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 12, 2007, the Company had 15,276,411 shares of $0.10 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one):   YES ☐    NO ☒

TABLE OF CONTENTS

Page

Part I Financial Information

Item 1. Financial Statements	2

Balance Sheets at September 30, 2007 and December 31, 2006 (unaudited)	2

Statements of Expenses
for the three and nine months ended September 30, 2007 and 2006 (unaudited)	3

Statements of Cash Flows for the
nine months ended September 30, 2007 and 2006 (unaudited)	4

Notes to Interim Financial Statements (unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations	6

Item 3. Controls and Procedures	8

Part II Other Information

Item 1. Legal Proceedings	8

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	8

Item 3. Defaults Upon Senior Securities	8

Item 4. Submission of Matters to a Vote of Security Holders	8

Item 5. Other Information	8

Item 6. Exhibits and Reports on Form 8-K	8

Signatures	9

Ex-31.1 Section 302 Certification of Principal Executive Officer

Ex-31.2 Section 302 Certification of Principal Financial Officer

Ex-32 Section 906 Certification of Officers

PART I. - FINANCIAL INFORMATION

Item 1.  Financial Statements
BEAUTY BRANDS GROUP, INC.
BALANCE SHEETS
unaudited

ASSETS

	September 30,	December 31,
	2007	2006

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$-	$13,415

Stockholders’ equity:
Common stock – 100,000,000 shares authorized, $.10 par
value; 15,276,411 shares issued and outstanding	1,527,641	1,527,641
Additional paid-in capital	1,748,135	1,723,670
Accumulated Deficit	(3,275,776)	(3,264,726)

Total stockholders’ equity (deficit)	-	(13,415)

Total liabilities and stockholders’ equity (deficit)	$-	$-

See notes to interim financial statements.

BEAUTY BRANDS GROUP, INC.
STATEMENTS OF EXPENSES
unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

General and administrative expenses
Compensation expense	$-	$-	$-	$1,667
Professional fees	11,050	11,321	11,050	11,321

Net loss	$(11,050)	$(11,321)	$(11,050)	$(12,988)

Basic and diluted net loss per
common share	$(.00)	$(.13)	$(.00)	$(.21)

Weighted average number of
common shares outstanding	15,276,411	83,988	15,276,411	61,722

See notes to interim financial statements.

BEAUTY BRANDS GROUP, INC.
STATEMENTS OF CASH FLOWS
Unaudited

	Nine Months Ended
	September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,050)	$(12,988)
Stock issued for services		1,667
Changes in operating liabilities:
Accounts payable	(13,415)	11,321

Net cash used in operating activities	(24,465)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution	24,465	-

Net increase in cash	-	-

Cash beginning of period	-	-

Cash end of period	$-	$-

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	-	-

See notes to interim financial statements.

BEAUTY BRANDS GROUP, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Beauty Brands Group, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Beauty Brand’s Annual Report filed with the SEC on Form 10-SB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2006 as reported in the Form 10-SB have been omitted.

NOTE 2 – GOING CONCERN

Beauty Brands has no assets and incurred net losses of $11,050 and negative cash flows from operations of $24,465 for the nine months ended September 30, 2007.  These conditions raise substantial doubt as to Beauty Brands’ ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Beauty Brands is unable to continue as a going concern. Management is trying to raise additional capital through sales of common stock as well as seeking viable candidates to purchase the Company.

NOTE 3 – RELATED PARTY TRANSACTIONS

As Beauty Brands is operating as a holding company, they are not generating revenues.  Expenses incurred by Beauty Brands are related to professional fees such as accounting and legal fees.  These expenses are paid by a majority shareholder and contributed to capital.

ITEM 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operations

The following discussion and analysis presents a review of the operating results of Beauty Brands Group, Inc. (the “Company”) for the three months ended September 30, 2007 and 2006, respectively, and the financial condition of the Company at September 30, 2007. The discussion and analysis should be read in conjunction with the financial statements and accompanying notes included herein, as well as the Company’s audited financial statements for the years ended December 31, 2006 and 2005 included in Amendment Number 1 to the Company’s Registration Statement on Form 10-SB/A filed on October 15, 2007.

Safe Harbor for Forward-Looking Statements

Statements included in the Quarterly Report filed on Form 10-QSB that do not relate to present or historical conditions are “forward-looking statements.” Forward-looking statements may include, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” and “plans” and similar expressions are intended to identify forward-looking statements. Our ability to predict projected results or the effect of events on our operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this document. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that could cause actual performance or results to differ materially from those expressed in or implied by, forward-looking statements include, but are not limited to: (i) industry competition, conditions, performance and consolidation, (ii) legislative and/or regulatory developments, (iii) our ability to find to find an acceptable merger candidate, (iv) the effects of adverse general economic conditions, both within the United States and globally, and (v) other factors described under “Risk Factors” contained in the Company’s Amendment Number 1 to the Registration Statement on Form 10-SB/A filed with the Securities and Exchange Commission on October 15, 2007.

Forward-looking statements speak only as of the date the statements are made. The Company assumes no obligations to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information except to the extent required by applicable securities laws. If the Company updates one or more forward-looking statements, no inference should be drawn that it will make additional updates with respect thereto or with respect to other forward-looking statements.

Description of Business.

BEAUTY BRANDS GROUP, INC. ("We", "Us" or the "Company") is a Florida corporation and was incorporated in 1968 as “Chemair Corporation of America.”  In February 1983, the Company’s Articles of Incorporation were amended to change the Company’s name to Beauty Brand Group, Inc.

The Company is now considering business opportunities for merger or acquisition that might create value for its shareholders.  We have no day-to-day operations.  Our officers and directors devote limited time and attention to the affairs of the Company.

Selection of a Business

Management has adopted a conservative policy of seeking opportunities that it considers to be of exceptional quality. Therefore, we may have to wait some time before consummating a suitable transaction. Management recognizes that the higher the standards it imposes upon us, the greater may be its competitive disadvantage when vying with other acquiring interests or entities.

The Company does not intend to restrict its consideration to any particular business or industry segment. Due to our lack of financial resources, the scope and number of suitable business ventures is limited. We are therefore most likely to participate in a single business venture. Accordingly, the Company may not be able to diversify and may be limited to one merger or acquisition. The lack of diversification would prevent us from offsetting losses from one business opportunity against profits from another.

The decision to participate in a specific business opportunity will be made upon management’s analysis of the quality of the opportunity’s management and personnel, the anticipated acceptability of products or marketing concepts, the merit of technological changes and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. Further, it is anticipated that the historical operations of a specific venture may not necessarily be indicative of the potential for the future because of the necessity to substantially shift a marketing approach, expand operations, change product emphasis, change or substantially augment management, or make other changes. The Company will be partially dependent upon the management of any given business opportunity to identify such problems and to implement, or be primarily responsible for the implementation of required changes.

Since we may participate in a business opportunity with a newly organized business or with a business which is entering a new phase of growth, it should be emphasized that the Company may incur risk due to the failure of the target’s management to have proven its abilities or effectiveness, or the failure to establish a market for the target’s products or services, or the failure to realize profits.

The Company does not anticipate acquiring or merging with any company for which audited financial statements cannot be obtained. Management, however, does anticipate that any opportunity in which we participate will present certain risks. Many of these risks cannot be adequately identified prior to selection of a specific opportunity. Our shareholders must therefore depend on the ability of management to identify and evaluate such risks. Further, in the case of some of the opportunities available to us, it may be anticipated that some of such opportunities are yet to develop as going concerns or that some of such opportunities are in the development stage in that same have not generated significant revenues from principal business activities prior to our participation.

The Company does not currently engage in any business activities that provide cash flow. During the next twelve months we anticipate incurring costs and expenses related to filing of Exchange Act reports and investigating and consummating a business combination. Management anticipates that our principal shareholder will continue to fund the costs and expenses to be incurred with such activities through loans or further investment in the Company to be made by them as and when necessary.

Results of Operations for the Nine Month Periods Ended September 30, 2007 and 2006

The Company has not generated revenue for the periods ending September 30, 2007 and 2006.

The Company had general and administrative expenses of $11,050 during the nine months ended September 30, 2007 resulting in a net loss of $11,050. During the same period in 2006, the Company incurred $12,988 in general and administrative expenses, resulting in a net loss of $12,988.  Expenses consisted of general corporate administration, legal and professional fees, and accounting and auditing costs.

The Company has no material commitments for the next twelve months. The Company has a capital deficit and its current liquidity needs cannot be met by cash on hand. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern. In the past, the Company has relied on capital contributions from our principal shareholder to pay our expenses.  The Company anticipates that it will continue to receive continued assistance from our principal shareholder to pay its expenses for at least the next twelve months.  However, there are no agreements or understandings to this effect.  Should the Company require additional capital, it may sell common stock, take loans from officers, directors or shareholders or enter into debt financing agreements.

We currently do not have sufficient cash reserves to meet all of our anticipated obligations for the next twelve months and there can be no assurance we will ultimately obtain the necessary financing. In addition to any third-party financing that may be obtained, we currently expect that loans from our stockholders may be a continuing source of liquidity to meet our obligations. Accordingly, we will need to seek funding in the near future. Our independent auditors have issued a going concern paragraph in their opinion on the financial statements for the year ended December 31, 2006 that states there is substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent on our ability to access capital through debt and equity funding.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-QSB (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Ex-31.1     Section 302 Certification of Principal Executive Officer

Ex-31.2     Section 302 Certification of Principal Financial Officer

Ex-32        Section 906 Certification of Officers

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEAUTY BRANDS GROUP, INC.
(Registrant)

Date: November 19, 2007

By: /s/ Dan Kelly
       Dan Kelly
Chief Financial Officer and Director

Date: November 19, 2007

By: /s/ James Altucher
President  and Chairman