Form 10KSB
period 2007-12-31
BEAUTY BRANDS GROUP, INC.
filed 2008-03-20
CIK 1409477

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C.

FORM 10-KSB

[X]           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE PROGRAM

For the fiscal year ended December 31, 2007

[   ]           TRANSITION REPORT UNDER SETION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _____________

Commission file number 000-52764

BEAUTY BRANDS GROUP, INC.
(Exact name of Registrant as specified in its charter)

FLORIDA	59-1213720
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 Jericho Quadrangle, Suite 335, Jericho, New York 11753
Address of principal executive offices

Registrant’s telephone number, including area code:  516-939-9400

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act: $0.10 Par Value Common Stock

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO   ☐

Check if there is no disclosure of delinquent  filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated  by reference  in Part III of this Form 10-KSB or any  amendment to this Form 10-KSB.  ☐

Indicate by check mark if the registrant is a Shell company (as defined by Rule 12b-2 of the Exchange Act). YES  ☒  NO  ☐

The issuer’s revenues for its most recent fiscal year were: $--0--

Our common stock can be traded on the over-the-counter pink sheets.  There was no appreciable market activity or trading volume during the year ended 12/31/07 and there has been no appreciable trading volume in 2008.  Accordingly, the aggregate market value of the voting common equity held by non-affiliates of the registrant is deemed to be $--0--.   Shares of common stock held by each officer and director and by each person who owns five percent or more of the outstanding common stock have been excluded from this calculation as such persons may be considered to be affiliated with the issuer.

As of March 10, 2008, the registrant had 15,276,411 shares of Common Stock, $0.001 par value per share, issued and outstanding.

Documents incorporated by reference.:  None

Transitional Small Business Disclosure Format:   ☐ Yes ☒ No

BEAUTY BRANDS GROUP, INC.

Form 10-KSB - Index

For the Fiscal Year Ended December 31, 2007

PART I

This Annual Report on Form 10-K contains forward looking statements that are made pursuant to the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements involve risks, uncertainties and assumptions as described from time to time in registration statements, annual reports, and other periodic reports and filings of the Company filed with the Securities and Exchange Commission.  All statements, other than statements of historical facts, which address the Company’s expectations of sources of capital or which express the Company’s expectation for the future with respect to financial performance or operating strategies can be identified as forward-looking statements.  As a result, there can be no assurance that the Company’s future results will not be materially different from those described herein as “believed,” “anticipated,” “estimated” or “expected,” which reflect the current view of the Company with respect to future events.  We caution readers that these forward-looking statements speak only as of the date hereof.  The Company hereby expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any such statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances on which such statement is based.

Item 1.    DESCRIPTION OF BUSINESS

General

BEAUTY BRANDS GROUP, INC. ("We", "Us" or the "Company") is a Florida corporation and was incorporated in 1968 as “Chemair Corporation of America.”  In February 1983, the Company changed its name to Beauty Brands Group, Inc.

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

The Company will not acquire or merge with any company for which audited financial statements cannot be obtained. Management anticipates that any opportunity in which we participate will present certain risks. Many of these risks cannot be adequately identified prior to selection of a specific opportunity. Our shareholders must therefore depend on the ability of management to identify and evaluate such risks. Further, in the case of some of the opportunities available to us, it may be anticipated that some of such opportunities are yet to develop as going concerns or that some of such opportunities are in the development stage in that same have not generated significant revenues from principal business activities prior to our participation.

Acquisition of Business

Implementation of a structure for any particular business acquisition may involve a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. The Company may also purchase stock or assets of an existing business. On the completion of a transaction, it is possible that present management and shareholders of the Company would not remain in control of the Company. Further, our officers and directors may, as part of the terms of any transaction, resign, to be replaced by new officers and directors without a vote of our shareholders.

We anticipate that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. However, in certain circumstances, as a negotiated element of any transaction, the Company may agree to register securities either at the time a transaction is consummated, under certain conditions, or at a specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market may have a depressive effect on such market.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to a business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called “tax-free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, our shareholders would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

Our due diligence process will likely require that management meet personally with the personnel involved in any given transaction, visit and inspect material facilities, obtain independent analysis or verification of the information provided, check references for management and key persons, and take other reasonable investigative measures, to the extent of our limited financial resources and management expertise.

The manner in which we participate in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity, and the our relative negotiating strengths. Negotiations that involve mergers or acquisitions will focus on the percentage of the Company that the target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company’s assets and liabilities, our shareholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by our current shareholders.

Operation of Business After Acquisition

The Company’s operation following its merger with, or acquisition of a business will be dependent on the nature of the business and the interest acquired. We are unable to determine at this time whether the Company will be in control of the business or whether present management will be in control of the Company following the acquisition. We may expect that any future business will present various challenges that cannot be predicted at the present time.

RISK FACTORS

We Incurred Losses for the Years Ended December 31, 2007 and 2006 and May Not Become a Profitable Enterprise.

We incurred an operating loss of approximately $29,977 for the year ended December 31, 2007 and approximately $1,540,603 for the year ended December 31, 2006. Our profitability is dependent upon management’s ability to identify a business acquisition and thereafter generate revenues and develop profitable operations. There can be no assurances that we will achieve our goal of profitable operations.

Government Regulation

The Company cannot anticipate the government regulations, if any, to which we may be subject until it has acquired an interest in a business. The use of assets to conduct a business that the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. Our selection of a business in which to acquire an interest will include an effort to ascertain, to the extent of the limited resources of the Company, the effects of any government regulation on the prospective business of the Company. However, in certain circumstances, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation.

Competition

We may be involved in intense competition with other business entities, many of which will likely have a competitive edge over us by virtue of their stronger financial resources and prior experience in business. The Company can provide no assurance that it will be successful in obtaining a suitable business opportunity.

Marketability

As we currently are not involved in selling products or services, there can be no assurance that we will be successful in marketing any such products or services or whether a market will develop.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements and Labor Contracts

We currently have no patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts.

Research and Development

We spent no amounts on research and development activities during each of the last two fiscal years.

Employees

The Company currently has no employees.  Management uses attorneys and accountants as necessary and does not plan to engage any full-time employees in the near future.

Currently, the Company has no operating business.  It is the intention of the current management to locate a new business opportunity, either by acquisition of assets, stock or as a result of a merger.

We Will Continue to Incur Increased Costs as a Result of Being a Reporting Company

We have incurred, and expect to continue to incur, increased general and administrative expenses as a reporting company. We also believe that compliance with the myriad rules and regulations applicable to reporting companies and related compliance issues will divert time and attention of management away from operating and growing our business.

Being a public company also increases the risk of exposure to class action stockholder lawsuits and SEC enforcement actions, and increases the expense to obtain appropriate director and officer liability insurance on acceptable or even reduced policy limits and coverage. As a result, we may find it more difficult to attract and retain qualified persons to serve on our board of directors or as executive officers.

If Our Common Stock is Subject to the SEC’s Penny Stock Rules, Broker-Dealers May Experience Difficulty in Completing Customer Transactions and Trading Activity in Our Securities May be Adversely Affected

A penny stock is generally defined under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as any equity security other than a security that: (i) is an national market system stock listed on a “grandfathered” national securities exchange, (ii) is an national market system stock listed on a national securities exchange or an automated quotation system sponsored by a registered national securities association (including Nasdaq) that satisfies certain minimum quantitative listing standards, (iii) has a transaction price of five dollars or more, or (iv) is a security whose issuer has met certain net tangible assets or average revenues, among other exemptions. Our Common Stock is not currently traded on a national securities exchange or quotation system sponsored by a national securities exchange and our transaction price is currently less than five dollars. Therefore, if we have net tangible assets of $5,000,000 or less, transactions in the Common Stock may become subject to the “penny stock” rules promulgated under the Exchange Act. In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document that describes the risks associated with such stocks, the broker-dealer’s duties in selling the stock, the customer’s rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination  approving the customer for low-priced stock transactions based on the customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer and provide monthly account statements to the customer. The effect of these restrictions will probably decrease the willingness of broker-dealers to make a market in our Common Stock, decrease liquidity of our Common Stock and increase transaction costs for sales and purchases of our Common Stock as compared to other securities. If our Common Stock becomes subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed and stockholders may find it more difficult to sell their shares of Common Stock.

We May Issue Additional Shares of Common Stock or Other Securities Which Could Dilute the Value of Our Stockholders’ Securities.

Certain events over which stockholders have no control could result in the issuance of additional shares of our Common Stock, which could dilute the value of an individual stockholder’s ownership in the Company. We may issue additional shares of Common Stock or other securities:

To raise additional capital;

Upon the exercise or conversion of outstanding options and stock purchase warrants;

In connection with loans or other capital raising transactions; or

In connection with acquisitions of other businesses or assets.

Our Common Stock Has a Very Limited Trading Market.

Our Common Stock is traded on the over-the-counter Pink Sheets LLC electronic quotation service, an inter-dealer quotation system that provides significantly less liquidity than the NASDAQ stock market or any other national securities exchange. In addition, trading in our Common Stock has historically been extremely limited. This limited trading adversely affects the liquidity of our Common Stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us. As a result, there could be a larger spread between the bid and ask prices of our Common Stock and you may not be able to sell shares of our Common Stock when or at prices you desire.

We Do Not Intend To Pay Dividends.

We currently intend to retain any future earnings to fund growth and, therefore, do not expect to pay any dividends to our stockholders in the foreseeable future.

Item 2.	DESCRIPTION OF PROPERTY

We maintain our offices at 100 Jericho Quadrangle, Suite 335, Jericho, New York 11753.   The telephone number is 516-939-9400. The Company occupies space with Deer Creek Fund, LLC.  We are not a signatory on the lease and would be considered a month-to-month tenant, but do not pay rent on this space.  The space is currently sufficient for our needs because we have no business operations.

Item 3.	LEGAL PROCEEDINGS

We are not a party to any pending or active legal proceeding.

Item 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

 For the fiscal year ended December 31, 2007, there have been no matters submitted to the vote of the security holders.

PART II

Item 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

The Company’s common stock, $0.10 par value, is traded over-the-counter.  Any bids would be contained in the National Daily Quotation Service of the National Association of Securities Dealers (pink sheets) or online at http://www.pinksheets.com, symbol BBGR or http://www.yahoo.com.  Symbol BBGR.PK

STOCK PRICE AND DIVIDEND INFORMATION

	Stock Price
2006	High	Low	Dividends Paid Per Common Share
First Quarter	0.0	0.0	None
Second Quarter	0.0	0.0	None
Third Quarter	0.0	0.0	None
Fourth Quarter	0.0	0.0	None

	Stock Price
2007	High	Low	Dividends Paid Per Common Share
First Quarter	0.0	0.0	None
Second Quarter	0.0	0.0	None
Third Quarter	0.0	0.0	None
Fourth Quarter	0.0	0.0	None

            The Company has not paid a dividend on its shares of common stock and does not plan to do so in the foreseeable future. The amount and timing of any dividend and the determination of when to declare any dividend is subject to the discretion of the Company's Board of Directors depending on the Company's future results of operations, financial condition, capital requirements, and other factors deemed relevant by the Board.

            The number of shareholders of record for the Company’s common stock as of March 10, 2008 is approximately 247.

Item 6.	MANAGEMENT’S DISCUSSION AND ANAYSIS OF FINANCIAL CONDITION AND PLAN AND RESULTS OF OPERATION

            This management’s Plan of Operation and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled “Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition” below and the subsection entitled “Risk Factors” above. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our fiscal year ended December 31, 2007.

Plan of Operation

The Company’s plan of operation for the coming year is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits.

The Company has not yet entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in any transaction, as of the date of this filing.

Results of Operations

During the year ended December 31, 2007, and for the year to date, the Company’s operations were limited to seeking to identify prospective business opportunities.

We do not expect to generate revenues within the next twelve months of operation or ever, since we have yet to acquire a favorable business opportunity, which opportunity if acquired, may or may not produce revenue.

For the current fiscal year, the Company anticipates incurring a loss as a result of administration expenses, accounting costs, and expenses associated with maintaining its disclosure obligations under the Exchange Act of 1934, as amended (“Exchange Act”). Since we do not anticipate generating any revenues in the near term we will continue to operate at a loss.

Net Loss

For the years ended December 31, 2007 and 2006, the Company recorded an operating loss of $29,977 and $1,540,603, respectively.  The Company’s operating loss is attributable to general and administrative expenses. The general and administrative expenses include stock based compensation, accounting costs, and costs associated with the preparation of disclosure documentation in connection with registration pursuant to the Exchange Act of 1934 as well as costs associated with the Company’s search for a suitable business opportunity.  We did not generate any revenues during this period.

We expect to continue to operate at a loss through fiscal 2008 and due to the nature of the Company’s search for a suitable business opportunity cannot determine whether we will ever generate revenues from operations.

Capital Expenditures

The Company expended no amounts on capital expenditures for the years ended December 31, 2007 and 2006.

Capital Resources and Liquidity

The Company had no assets as of December 31, 2007.  Stockholders’ deficit in the Company was $4,872 at December 31, 2007.

The Company had negative cash flows from operations of $38,520 and $13,788 for the years ended December 31, 2007 and 2006, respectively.  Shareholders of the Company paid expenses totaling $52,308 for the period from January 1, 2006 to December 31, 2007, including accounting, administration, consulting and professional fees.

The Company had cash flows from financing activities of $38,520 and $13,788 for the years ended December 31, 2007 and 2006, respectively.

The Company’s current assets are insufficient to conduct its plan of operation over the next twelve (12) months and it may have to seek debt or equity financing to fund minimum operations. The Company has no current commitments or arrangements with respect to, or immediate sources of funding. Further, no assurances can be given that funding, if needed, would be available or available to the Company on acceptable terms. The Company’s shareholders would be the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and the Company has no agreement formal or otherwise. The Company’s inability to obtain funding would have a material adverse affect on its plan of operation.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no employees and has no current plans to make any changes in the number of employees.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Plan of Operation, with the exception of historical facts, are forward looking statements within the meaning of Section 27A of the Securities Act. A safe-harbor provision may not be applicable to the forward looking statements made in this prospectus because of certain exclusions under Section 27A (b). Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

— our anticipated financial performance and business plan;

— the sufficiency of existing capital resources;

— our ability to raise additional capital to fund cash requirements for future operations;

— uncertainties related to the Company’s future business prospects;

— the ability of the Company to generate revenues to fund future operations;

— the volatility of the stock market and;

— general economic conditions.

We wish to caution readers that the Company’s operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated, including the factors set forth in the section entitled “Risk Factors” included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other that is required by law.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Stock-Based Compensation

We adopted SFAS No. 123(R), on January 1, 2006 using the modified prospective method, which required all share-based payments to employees, including stock options, to be expensed based on their fair value over the required award service period. We use the straight line method to recognize compensation expense related to share-based payments. In prior years, we followed Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock option awards to employees, which required recording share-based compensation expense for awards that were issued at exercise prices less than fair value at the date of grant. For our non-employees, share-based expense is recorded in accordance with Emerging Issues Task Force No.  96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquisition, or in Conjunction with Selling, Goods or Services.”

 Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Going Concern

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements as of December 31, 2007, our independent registered public accounting firm included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent registered public accounting firm.

The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and/or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (1) obtaining funding from related party advances and private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; (3) establishing revenues from prospective business opportunities; (4) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

Item 7.	FINACIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board Directors
Beauty Brands Group, Inc.
Jericho, New York

We have audited the accompanying balance sheet of Beauty Brands Group, Inc. (“Beauty Brands”) as of December 31, 2007 and the related statements of expenses, shareholders’ deficit, and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of Beauty Brands's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Beauty Brands is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Beauty Brands’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beauty Brands Group, Inc. as of December 31, 2007 and the results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Beauty Brands will continue as a going concern. As discussed in Note 2 to the financial statements, Beauty Brands suffered recurring losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Malone & Bailey, P.C.
www.malone-bailey.com
Houston, TX
March 3, 2008

BEAUTY BRANDS GROUP, INC.

BALANCE SHEET

December 31,
2007

ASSETS

Total assets	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$4,872

Total current liabilities	4,872

Stockholders’ deficit:
Common stock, $.10 par value, 100,000,000 shares authorized;
15,276,411 share issued and outstanding	1,527,641
Additional paid-in capital	1,762,190
Accumulated deficit	(3,294,703)

Total stockholders’ deficit	(4,872)

Total liabilities and stockholders’ deficit	$-

See summary of accounting policies and notes to financial statements.

BEAUTY BRANDS GROUP, INC.

STATEMENTS OF EXPENSES

	Year Ended	Year ended
	December 31, 2007	December 31, 2006

Operating expenses:
Compensation expense	$-	$1,520,900
Other selling, general and administrative	29,977	19,703

Net loss	$(29,977)	$(1,540,603)

Basic and diluted net loss per common share	$(0.00)	$(1.82)

Weighted Average Number Of Common Shares Outstanding	15,276,411	845,702

See summary of accounting policies and notes to financial statements.

BEAUTY BRANDS GROUP, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT

			ADDITIONAL		TOTAL
	COMMON STOCK		PAID IN	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	DEFICIT	DEFICIT

Balance, December 31, 2005	33,411	$3,341	$1,713,282	$(1,724,123)	$(7,500)

Issuance of common stock to prior controlling shareholder	34,000	3,400	186,600	-	190,000

Issuance of cash to prior controlling shareholder	-	-	(190,000)	-	(190,000)

Capital contribution	-	-	13,788	-	13,788

Common stock issued for services	15,209,000	1,520,900	-	-	1,520,900

Net loss	-	-	-	(1,540,603)	(1,540,603)

Balance, December 31, 2006	15,276,411	1,527,641	1,723,670	(3,264,726)	(13,415)

Capital contribution			38,520		38,520

Net loss				(29,977)	(29,977)

Balance, December 31, 2007	15,276,411	$1,527,641	$1,762,190	$(3,294,703)	$(4,872)

See summary of accounting policies and notes to financial statements.

BEAUTY BRANDS GROUP, INC.

STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2007	December 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(29,977)	$(1,540,603)

Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock for services	-	1,520,900
Changes in operating liabilities:
Accounts payable	(8,543)	5,915
Net cash used in operating activities	(38,520)	(13,788)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution	38,520	13,788

Net change in Cash	-	-

Cash, Beginning of Year	-	-

Cash, End of Year	$-	$-

Supplemental Disclosure of Cash Flow Information:

Interest paid	$-	$-
Income taxes paid	$-	-

See summary of accounting policies and notes to financial statements.

BEAUTY BRANDS GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Beauty Brands Group, Inc. is a holding company that was incorporated in Florida in 1968. It began operations as Chemair and later changed its name to Beauty Brands Group, Inc.  The company ceased all operations in 1993 and is currently seeking candidates to acquire its stock or to complete a merger.

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  While it is believed that such estimates are reasonable, actual results could differ significantly from those estimates.

Cash and Cash Equivalents.  Beauty Brands considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Revenue Recognition.  Beauty Brands has no revenues.

Income taxes.   Beauty Brands recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered.  BBGP provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Basic and diluted net loss per share.  The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the years ended December 31, 2007 and 2006, there were no potential dilutive securities.

Stock based compensation.  Beauty Brands adopted SFAS No. 123(R), on January 1, 2006 using the modified prospective method. SFAS 123(R) requires all share-based payments to employees, including stock options, to be expensed based on their fair value over the required award service period. Beauty Brands uses the straight line method to recognize compensation expense related to share-based payments. In prior years, Beauty Brands followed Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” in accounting for its stock option awards to employees, which required recording share-based compensation expense for awards that were issued at exercise prices less than fair value at the date of grant. For Beauty Brand’s non-employees, share-based expense is recorded in accordance with Emerging Issues Task Force No.  96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquistion, or in Conjunction with Selling, Goods or Services.”

Recently issued accounting pronouncements.  Beauty Brands does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Beauty Brand’s results of operations, financial position or cash flow.

NOTE 2 –	GOING CONCERN

Beauty Brands incurred net losses and negative cash flows from operations in fiscal years 2007 and 2006.  These conditions raise substantial doubt as to Beauty Brands’ ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Beauty Brands is unable to continue as a going concern. Management is trying to raise additional capital through sales of common stock as well as seeking viable candidates to purchase the Company.

NOTE 3 – STOCKHOLDERS’ DEFICIT

On October 4, 2006, the majority shareholders of Beauty Brands approved in a written consent a 1-for-150 reverse stock split.  The reverse split became effective November 10, 2006 and reduced the number of shares outstanding from 10,098,139 to approximately 67,411.  All share and per share amounts have been retroactively restated to reflect the split as if it occurred on the first day of the first period presented.

During 2006, Beauty Brands issued 34,000 shares of its common stock under a stock acquisition agreement dated January 31, 2006.  The transaction resulted in a change in control.  The shares were issued for $190,000 of cash and notes payable paid directly to Beauty Brand’s current majority shareholder.  The transaction is accounted for as if Beauty Brands received the consideration and distributed it to the majority shareholder.

$38,520 and $13,788 of expenses were paid in 2007 and 2006, respectively, on behalf of Beauty Brands by the shareholders and is reflected as a capital contribution and an expense for Beauty Brands.

During 2006, Beauty Brands issued 15,209,000 shares of common stock valued at $1,520,900 for the following:

•	13,530,600 shares valued at $1,353,060 to a related party for consulting services
•	1,503,400 shares valued at $150,340 to a related party for consulting services
•	125,000 shares valued at $12,500 to a related party for consulting services
•	33,333 shares valued at $3,333 to a third party for legal services
•	16,667 shares valued at $1,667 to a third party for services

NOTE 4 – RELATED PARTY TRANSACTIONS

As Beauty Brands is operating as a holding company, they are not generating revenues.  Expenses incurred by Beauty Brands are related to professional fees such as accounting and legal fees.  These expenses are paid by a majority shareholder and contributed to capital.

NOTE 5 – COMMITMENTS

Beauty Brands principal office is in the office of Beauty Brands principal shareholder pursuant to a verbal agreement on a rent-free month-to-month basis.

NOTE 6 – INCOME TAXES

Beauty Brands uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.   During fiscal 2007 and 2006, Beauty Brands incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $52,000 at December 31, 2007, and will expire in the years through 2027.

Internal Revenue Section 382 restricts the ability to use these carryforwards whenever an ownership change as defined occurs.  Beauty Brands incurred such an ownership change in 2006.  Because Beauty Brands’s stock trading has been limited, no significant losses occurring prior to that date are available.

At December 31, 2007, deferred tax assets consisted of the following:

Deferred tax assets
Net operating losses	$7,800
Less: valuation allowance	(7,800)

Net deferred tax asset	$ 0

Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

In connection with the two most recent fiscal years or subsequent interim periods, there were no disagreements between the Company and its independent accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Item 8A.

                   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive and financial officers have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by this Annual Report on Form 10-KSB and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive and financial officers.

                   Changes in Internal Controls

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8A(T)	Controls and Procedures

Management’s Annual Report on Internal Control Over Financial Reporting.

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 8B.	Other Information.

None.

PART III

Item 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a)        Identification of Directors

The Company’s directors, their ages and positions and the periods during which each has served as such are as follows:

Name	Age	Position	Appointed
James Altucher	40	Chairman, President	May 2007
Dan Kelly	32	Director and CFO	May 2007
Terry Tecco	54	Director	December 2006

All directors will hold office until the next annual stockholder’s meeting and until their successors have been elected or qualified or until their death, resignation, retirement, removal, or disqualification.  Vacancies on the board will be filled by a majority vote of the remaining directors.  Officers of the Company serve at the discretion of the Board of Directors.

James Altucher, Chairman and President

Mr. Altucher graduated from Cornell University with a B.A. in computer science and pursued graduate work in computer science at Carnegie Mellon University.  Mr. Altucher is currently a managing member of Formula Capital Management, LLC, the general partner of Formula Capital, L.P.  Prior to forming Formula Capital, LLC, Mr. Altucher was the managing partner First Angel Capital, a $30M family of hedge funds and fund of funds.  Mr. Altucher previously acted as CEO/Director of Vaultus, a wireless date solutions provider for Fortune 50 companies.  During the same time, he was a partner in (212) Ventures, a New York based venture capital firm funded by Investcorp.  Prior to Vaultus, Mr. Altucher founded Reset,Inc. an Internet technology firm which was ultimately sold to Xceed, Inc.  Since 2002, Mr. Altucher has also been a columnist for TheStreet.com, Steet Insight, Street View, and most recently, Real Money.  Mr. Altucher, who has appeared regularly on CNBC, recently authored “Trade Like A Hedge Fund” (Wiley 2005), “TradeLike Warren Buffet” (Wiley 2005), and $superCash (2006).  He is also a US-ranked chess master.

Dan Kelly - Director and Chief Financial Officer

Mr. Kelly is a managing member of Formula Capital Management, LLC, the general partner of Formula Capital, L.P.  Mr. Kelly graduated Magna Cum Laude from Georgetown University with a B.S. in Finance.  Prior to forming Formula Capital, LLC, Mr. Kelly had been a partner at First Angel Capital, a $30M family of hedge funds and fund of funds.  Previously, Mr. Kelly was a Principal with (212) Ventures, a New York based venture capital funded by Investcorp where he focused primarily on analyzing emerging companies.  Prior to (212) Ventures, Mr. Kelly was an Associate with Bruckmann, Rosser, Sherill & Co., a $1.2B private equity firm specializing in management buyouts and recapitalizations of high quality, middle market companies.  Mr. Kelly began his career as an Analyst with Credit Suisse First Boston in its leveraged Finance Group, where he primarily focused on analyzing and executing various financing alternatives, including debt, equity and hybrid securities for leveraged buyouts, equity offerings and principal investments across several industries.

Mr. Marc Sharinn previously served as our President and as a Director.  Marc Sharinn is also a Member Manager of RPM Trading, LLC.  Additionally, Marc Sharinn, is a Managing Member of D.C. Fund Management, LLC., the general partner of our principal shareholder, Deer Creek Capital, L.P. Effective May 2007,  Mr. Sharinn resigned from both positions with the Company, which resignation was accepted by the Company’s Board.

Mr. Colm Wrynn previously served as our Chief Executive Officer and as a Director.  Colm Wrynn is also a Member Manager of RPM Trading, LLC.  Additionally, Colm Wrynn is a Managing Member of D.C. Fund Management, LLC., the general partner of our principal shareholder, Deer Creek Capital, L.P.  Effective May 2007, Mr. Wrynn resigned from both positions with the Company, which resignation was accepted by the Company’s Board.

(b)        Significant Employees

Not Applicable, the Company has no employees.

(c)        Family Relationships

There are no family relationships among any directors or executive officers.

(d)        Involvement in certain legal proceedings.

No director or executive officer has been involved in any of the following legal proceedings during the past 5 years:

 (1) Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

 (2) Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

 (3) Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvementin any type of business, securities or banking activities; and

 (4) Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

                (e)         Section 16(a) Beneficial Ownership Reporting Compliance

During the year ended December 31, 2007, the following Directors, Officers and holders of 10% or more of the Company’s issued and outstanding two principal shareholders, Deer Creek Capital LP and RPM Trading, LLC have not filed reports required by Section 16(a) of the Exchange Act.

Deer Creek Capital, LLC, did not file Form 3 to disclose its ownership interest in the Company’s common stock following the Company’s filing of its’ registration statement on form 10SB.  This is the only report not made on a timely basis and the only transaction for which a report should have been filed by Deer Creek Capital, LLC.

RPM Trading, LLC did not file Form 3 to disclose its ownership interest in the Company’s common stock following the Company’s filing of its’ registration statement on form 10SB.  This is the only report not made on a timely basis and the only transaction for which a report should have been filed by RPM Trading, LLC.

James Altucher, our President and Chairman, did not file Form 3 to disclose his ownership interest in the Company’s common stock following the Company’s filing of its’ registration statement on form 10SB.  This is the only report not made on a timely basis and the only transaction for which a report should have been filed by Mr. Altucher.

Dan Kelly, our Chief Financial Officer President and one of our Directors, did not file Form 3 to disclose his ownership interest in the Company’s common stock following the Company’s filing of its’ registration statement on form 10SB.  This is the only report not made on a timely basis and the only transaction for which a report should have been filed by Mr. Kelly.

Terry Tecco, one of our Directors, did not file Form 3 to disclose his ownership interest in the Company’s common stock following the Company’s filing of its’ registration statement on form 10SB.  This is the only report not made on a timely basis and the only transaction for which a report should have been filed by Mr. Tecco.

Item 10.	Executive Compensation.

(a)	Summary Compensation Table

		Annual Compensation			Long-term Compensation
					Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Compensation ($)	Award(s) ($)	Options/SARs (#)	Payouts ($)	Compensation ($)
James Altucher, President	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2006	-0-	-0-	-0-	-0-		-0-	-0-
Dan Kelly, CFO	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(b)	Option/SAR in Last Fiscal Year

Individual Grants
(a)	(b)	(c)	(d)	(e)
Name	Number of Securities Underlying Options/SARs Granted (#)	% Of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date

N/A	—	—	—	—

(c)	Aggregate Option/SAR Exercises in Last Fiscal Year and FY-end Option/Share Values

(a)	(b)	(c)	(d)	(e)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-the-money Options/SARs at FY-End ($) Exercisable/Unexercisable

N/A	—	—	—	—

(d)	Long-term Incentive Plans — Awards in Last Fiscal Year
Estimated Future Payouts Under No Stock Priced-Based Plans
(a)	(b)	(c)	(d)	(e)	(f)
Name	Number of Shares, Units or Other Rights	Performance or Other Period Until Maturation or Payout	Threshold ($ or #)	Target ($ or #)	Maximum ($ or #)

N/A	—	—	—	—	—

(e)	Compensation of Directors

None of our directors receive compensation for their services as directors.

(f)	Employment Contracts and Termination of Employment/Change in Control Arrangements

The Company does not have any compensatory plan or arrangement regarding the termination of any executive officer or regarding a change in control of the Company.

Item 11.	Security Ownership of Certain Beneficial Owners and Management.

(a)	Security Ownership Greater than 5%

	(2)	(3)	(4)
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Deer Creek Capital, L.P. 100 Jericho Quadrangle, Suite 335 Jericho, New York 11753	13,530,600 Common Shares	88.57%
Common Stock	RPM Trading, LLC 100 Jericho Quadrangle, Suite 335 Jericho, New York 11753	1,537,400 Common Shares	10.06%

(3)	Colm Wrynn and Marc Sharinn, both former officers and Directors of the Company, are managing members of D.C. Fund Management, LLC., the general partner of Deer Creek Capital, L.P.

(b)	Security Ownership of Management

(1)	(2)	(3)	(4)
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Tecco Family Trust*	125,000 common shares	0.81%

*	Terry Tecco, one of our Directors, is the grantor and a trustee of the Tecco Family Trust.

(c)	Change in Control

At various times, and from time to time, the Company has engaged, and will engage, in discussions with outside parties regarding potential transactions for the use of the public entity, which may result in the change of control of the company. The Company intends to continue its efforts to seek out a suitable transaction in future. However, no formal agreement has been made with any outside party at the time of the filing of this report.

Item 12.	Certain Relationships and Related Transactions

On September 26, 2005, Terrence Tecco, one of our current Directors, entered into a letter of intent with the Company whereby he agreed to acquire such amount of the Company’s common stock as would equal 51% of the common shares issued and outstanding following such issuance in exchange for consideration of $190,000.  That transaction was never consummated as set forth in the Letter of Intent.

On November 18, 2005, The Company entered into an Acquisition Agreement with Terry Tecco and RPM Trading, LLC, whereby Tecco assigned all of his right, title and interest in and to the Letter of Intent to RPM and agreed to pay the Company the sum of $190,000, payable in three installments pursuant to a certain promissory note executed by Tecco.  The Company agreed to amend its Articles of Incorporation to increase its authorized shares of common stock to 100,000,000 shares and also agreed to issue 5,100,000 shares to RPM.  RPM agreed to be responsible for the cost of the Company’s auditor fees, transfer agent fees, Edgar and/or SEC filing fees, all registered agent fees and all fees necessary to reinstate the Company’s Corporate Charter, all in exchange for 75,000 shares.  Pursuant to the Acquisition Agreement, Tecco agreed to indemnify and hold harmless RPM from any Losses arising from, among other things, any breach or inaccuracy of the representations or warrantees made by the Company in the agreement.  The Agreement also provided for the resignation of the individuals then serving as the Company’s Officers and Directors.  Additionally, the Agreement provided for Mary Seymour, an attorney who previously rendered services to the Company, to receive 50,000 post reverse-split shares of the Company’s common stock in payment of those legal services.

By letter dated as of February 15, 2006, Mary Seymour agreed to (i) reduce the amount due from Terrence Tecco by $5,000; and (ii) reduce the number of post reverse-split common shares she was to receive from 50,000 shares to 33,333 shares.   The reductions were agreed to as part of an agreement settling an outstanding judgment against the Company held by A & B Sales Unlimited, Inc.  That judgment has been settled and removed of record.

By agreement dated effective March 16, 2006, (“the “Settlement Agreement”),by and between the Company , A & B Sales Unlimited, Inc. (“A&B”), Richard Abrams (“Abrams”), RPM Trading, LLC (“RPM”), and Terry Tecco (“Tecco”), A&B and Abrams agreed to settle an outstanding judgment that they had previously obtained against the Company, on the following terms and conditions: (i) the Company agreed to pay Abrams the sum of $5,000 of on or before April 15, 2006; (ii) Tecco agreed to pay Abrams’ and A&B’ attorneys the sum of $2,500 in legal fees on or before April 15, 2006; (iii) the Company agreed to issue Abrams 16,667 post-reverse split shares of common stock, which shares are to have the same rights and privileges as the 5,100,000 shares of common stock issued to RPM pursuant to the November 18, 2005 Acquisition Agreement (or such number of shares as are necessary to provide Abrams with 10.19% of the Company’s non-RPM owned shares immediately following the reverse-split.  The company, RPM and Tecco agreed, jointly and severally, to indemnify and hold harmless Abrams and A&S from claims, expenses and suits resulting or arising from the Settlement Agreement.  RPM agreed to hold the original judgment satisfaction in escrow until the closing of the Company’s sale or merger, which must be completed within 5 years of the date of the Settlement Agreement.  In the event that the Company is not sold or merged within said 5 year period, then RPM is to return the Satisfaction to Abrams’ attorneys and Abrams’ and A&B’s obligation to issue same pursuant to the Settlement Agreement shall be deemed null and void.

By Consulting Agreement dated November 16, 2006, the Company retained Deer Creek Capital, L.P., a New York limited partnership to provide general business consulting services, including, but not limited to issues relating to advising the Company on reverse mergers, corporate structures, transaction structuring, introducing the Company to potential analysts, introductions to the financial community, introductions to public relations/investor relations firms, management, law firms, accounting firms, corporate finance, investment bankers, and stock exchanges in exchange for consideration of 15,000,000 shares of the Company's common stock.  In addition to the consideration referred to above, the Company agreed to pay Deer Creek the reasonable value attributable to all direct and indirect introductions, including, but not limited to, finders fees.  The Consulting Agreement also provides that, pursuant to a Piggy Back Registration Rights Agreement attached thereto as Exhibit A, Deer Creek shall have  piggy-back registration rights in the event that the Company registers securities using form S-3, or any successor thereto.  Deer Creek subsequently assigned 1,503,400 shares of the Company's common stock to RPM Trading, LLC.  Colm Wrynn and Marc Sharinn, both former officers and Directors of the Company, are managing members of D.C. Fund Management, LLC., the general partner of Deer Creek Capital, L.P.

Item 13.	Exhibits and Reports on Form 8-K

INDEX TO EXHIBITS

Exhibit No.	Document Description
2.1*	Acquisition Agreement
3.1*	Articles of Incorporation
4.1**	Settlement Agreement
31.1***	Certification Pursuant to Section 302
31.2***	Certification Pursuant to Section 302
32.1***	Certification Section 1350 Pursuant to Section 906
32.2***	Certification Section 1350 Pursuant to Section 906
* ** ***

Filed as exhibits to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on August 13, 2007, and incorporated herein by this reference.

Filed as exhibits to the Company's registration statement on Form 10-SB/A, as filed with the Securities and Exchange Commission on October 15, 2007, and incorporated herein by this reference.

Filed herein.

Item 14.	Principal Accountant Fees and Services

(1)	Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrants financial statements included in the company’s form 10SB, 10SB/A as well as the company’s annual financial statements and to review the financial statements included in the registrant’s Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are:

December 31, 2007	$7,180
December 31, 2006	N/A

(2)	Audit - Related Fees
N/A

(3)	Tax Fees
N/A

(4)	All Other Fees
N/A

(5)	Audit Committee’s Pre-Approval Policies
The Audit Committee approves the services for the audit firm before the work is performed.

(6)	N/A

SIGNATURES

SIGNATURES

          In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEAUTY BRANDS GROUP, INC.
By: /s/ Dan Kelly
Dan Kelly, Chief Financial Officer and Director

          In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

BEAUTY BRANDS GROUP, INC.
By: /s/ Dan Kelly
Dan Kelly, Chief Financial Officer and Director