Form 10-Q
period 2008-03-31
BEAUTY BRANDS GROUP, INC.
filed 2008-05-13
CIK 1409477

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C.

FORM 10-Q

[X]  Quarterly  Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

or

   [   ] Transitional Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ■  NO  

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company,  See definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer □	Accelerated Filer □
Non-Accelerated Filer □	Smaller Reporting Company ■

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)    YES ■   NO □

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEEDING FIVE YEARS:

Indicate by checkmark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.Yes □ No □

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of April 30, 2008, the Company had 15,276,411 shares of $0.0001 par value common stock issued and outstanding.

TABLE OF CONTENTS
Page

Part I Financial Information

Item 1. Financial Statements	F-1

Balance Sheets as of March 31, 2008 and December 31, 2007(Unaudited)	F-1

Statements of Expenses for the
Three Months Ended March 31, 2008 and 2007(Unaudited)	F-2

Statements of Cash Flows for the
Three Months Ended March 31, 2008 and 2007 (Unaudited)	F-3

Notes to the Interim Financial Statements (Unaudited)	F-4

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations	3

Item 3. Quantitative and Qualitative Disclosures About Market Risk	4

Item 4. Controls and Procedures	5

Part II Other Information
5
Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	5

Item 3. Defaults Upon Senior Securities	5

Item 4. Submission of Matters to a Vote of Security Holders	6

Item 5. Other Information	6

Item 6. Exhibits and Reports on Form 8-K	6

Signatures	6

Ex-31.1 Section 302 Certification of Principal Executive Officer

Ex-31.2 Section 302 Certification of Principal Financial Officer

Ex-32 Section 906 Certification of Officers

PART I. - FINANCIAL INFORMATION

BEAUTY BRANDS GROUP, INC.

BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2008	2007

ASSETS

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$-	$4,872

Total current liabilities	-	4,872

Stockholders’ equity (deficit):
Common stock, $.10 par value, 100,000,000 shares authorized;	1,527,641	1,527,641
15,276,411 shares issued and outstanding
Additional paid in capital	1,777,759	1,762,190
Accumulated deficit	(3,305,400)	(3,294,703)

Total stockholders’ equity (deficit)	-	(4,872)

Total liabilities and stockholders’ equity (deficit)	$-	$-

See accompanying notes to financial statements

BEAUTY BRANDS GROUP, INC.

STATEMENTS OF EXPENSES
(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2008	March 31, 2007

Operating expenses
General & administrative costs	$10,697	$-

Net loss	$(10,697)	$-

Basic and diluted net loss per common share	$(.00)	$(.00)

Weighted Average Number Of Common Shares Outstanding	15,276,411	15,276,411

See accompanying notes to financial statements

BEAUTY BRANDS GROUP, INC.

STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2008	March 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(10,697)	$-
Changes in operating liabilities:
Accounts payable	(4,872)	(13,415)
Net cash used in operating activities	(15,569)	(13,415)

CASH FLOWS FROM FINANCING ACTIVITES:

Capital contribution	15,569	13,415
Net cash provided by financing activities	15,569	13,415

Increase in Cash	-	-

Cash, Beginning of Period	-	-

Cash, End of Period	$-	$-

Supplemental Disclosure of Cash Flow Information:

Interest paid	$-	$-
Income taxes paid	$-	-

See accompanying notes to financial statements

BEAUTY BRANDS GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Beauty Brands Group, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Beauty Brand’s Annual Report filed with the SEC on Form 10-KSB.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2007 as reported in the Form 10-KSB have been omitted.

NOTE 2 – GOING CONCERN

Beauty Brands has no assets and operations as of March 31, 2008.  These conditions raise substantial doubt as to Beauty Brands’ ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Beauty Brands is unable to continue as a going concern. Management is trying to raise additional capital through sales of common stock as well as seeking viable candidates to purchase the Company.

NOTE 3 – RELATED PARTY TRANSACTION

As Beauty Brands is operating as a holding company, they are not generating revenues.  Expenses incurred by Beauty Brands are related to professional fees such as accounting and legal fees.  These expenses are paid by a majority shareholder and contributed to capital.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operations

The following discussion and analysis presents a review of the operating results of Beauty Brands Group, Inc. (the “Company”) for the three months ended March 31, 2008 and 2007, respectively, and the financial condition of the Company at March 31, 2008. The discussion and analysis should be read in conjunction with the financial statements and accompanying notes included herein, as well as the Company’s audited financial statements for the year ended December 31, 2007 included in Company’s Annual Statement on Form 10KSB filed on March 20, 2008.

Safe Harbor for Forward-Looking Statements

Statements included in the Quarterly Report filed on Form 10-QSB that do not relate to present or historical conditions are “forward-looking statements.” Forward-looking statements may include, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” and “plans” and similar expressions are intended to identify forward-looking statements. Our ability to predict projected results or the effect of events on our operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this document. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that could cause actual performance or results to differ materially from those expressed in or implied by, forward-looking statements include, but are not limited to: (i) industry competition, conditions, performance and consolidation, (ii) legislative and/or regulatory developments, (iii) our ability to find to find an acceptable merger candidate, (iv) the effects of adverse general economic conditions, both within the United States and globally, and (v) other factors described under “Risk Factors” contained in the Company’s Annual Statement on Form 10KSB filed on March 20, 2008.

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

Commencing May 13, 2008, our common stock became eligible to be quoted on the over-the-counter bulletin board under the symbol BBGR.  Our securities also continue to be traded on the over-the-counter-pink sheets.

Results of Operations for the Three Month Periods Ended March 31, 2008 and 2007

The Company has not generated revenue for the periods ending March 31, 2008 and 2007.

The Company had general and administrative expenses of $10,697 during the three months ended March 31, 2008 resulting in a net loss of $10,697. During the same period in 2007, the Company experienced $0 in general and administrative expenses, resulting in a net loss of $0.  Expenses consisted of general corporate administration, legal and professional fees, and accounting and auditing costs.

The Company has no material commitments for the next twelve months. The Company has an accumulated deficit and its current liquidity needs cannot be met by cash on hand. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern. In the past, the Company has relied on capital contributions from our principal shareholder to pay our expenses.  The Company anticipates that it will continue to receive assistance from our principal shareholder to pay its expenses for at least the next twelve months.  However, there are no agreements or understandings to this effect.  Should the Company require additional capital, it may sell common stock, take loans from officers, directors or shareholders or enter into debt financing agreements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is not materially affected by market risk.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and principal financial officer are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company and have:

a.
designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under their supervision, to ensure that material information relating to the Company is made known to them by others within those entities, particularly during the period in which the periodic reports are being prepared;

b.
designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under their supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

c.	evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the fiscal quarter (the “Evaluation Date”).

Based on their evaluation as of the Evaluation Date, their conclusions about the effectiveness of the disclosure controls and procedures were that nothing indicated:

a.	any significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data;

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; or

c.
any material weaknesses in internal controls that have been or should be identified for the Company’s auditors and disclosed to the Company’s auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function).

Changes in Internal Control over Financial Reporting

There was no significant change in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings. No such action is contemplated by the Company nor, to the best of its knowledge, has any action been threatened against the Company.

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

BEAUTY BRANDS GROUP, INC.
(Registrant)

Date: May 13, 2008

By: /s/ Dan Kelly
       Dan Kelly
Chief Financial Officer and Director

Date: May 13, 2008

By: /s/ James Altucher
President  and Chairman