Form 10-Q
period 2008-06-30
BEAUTY BRANDS GROUP, INC.
filed 2008-08-14
CIK 1409477

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C.

FORM 10-Q

[X]  Quarterly  Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

or

   [   ] Transitional Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ■    NO   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company,  See definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 1, 2008, the Company had 15,276,411 shares of $0.10 par value common stock issued and outstanding.

PART I. - FINANCIAL INFORMATION

BEAUTY BRANDS GROUP, INC.

BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2008	2007

ASSETS

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$-	$4,872

Total current liabilities	-	4,872

Stockholders’ equity (deficit):
Common stock, $.10 par value, 100,000,000 shares authorized;	1,527,641	1,527,641
15,276,411 shares issued and outstanding
Additional paid in capital	1,786,663	1,762,190
Accumulated deficit	(3,314,304)	(3,294,703)

Total stockholders’ equity (deficit)	-	(4,872)

Total liabilities and stockholders’ equity (deficit)	$-	$-

See accompanying notes to financial statements

BEAUTY BRANDS GROUP, INC.

STATEMENTS OF EXPENSES
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Operating expenses
General & administrative costs	$8,904	$--	$19,601	1,250

Net loss	$(8,904)	$--	$(19,601)	(1,250)

Basic and diluted net loss per common share	$(.00)	$(.00)	$(.00)	(.00)

Weighted Average Number Of Common Shares Outstanding	15,276,411	15,276,411	15,276,411	15,276,411

See accompanying notes to financial statements

BEAUTY BRANDS GROUP, INC.

STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(19,601)	$(1,250)
Changes in operating liabilities:
Accounts payable	(4,872)	(13,415)
Net cash used in operating activities	(24,473)	(14,665)

CASH FLOWS FROM FINANCING ACTIVITES:

Capital contribution	24,473	14,665
Net cash provided by financing activities	24,473	14,665

Increase in Cash	-	-

Cash, Beginning of Period	-	-

Cash, End of Period	$-	$-

Supplemental Disclosure of Cash Flow Information:

Interest paid	$-	$-
Income taxes paid	$-	-

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

NOTE 2 – GOING CONCERN

Beauty Brands has no assets and operations as of June 30, 2008.  These conditions raise substantial doubt as to Beauty Brands’ ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Beauty Brands is unable to continue as a going concern. Management is trying to raise additional capital through sales of common stock as well as seeking viable candidates to purchase the Company.

NOTE 3 – RELATED PARTY TRANSACTION

As Beauty Brands is operating as a holding company, they are not generating revenues.  Expenses incurred by Beauty Brands are related to professional fees such as accounting and legal fees.  These expenses are paid by a majority shareholder and contributed to capital.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operations

The following discussion and analysis presents a review of the operating results of Beauty Brands Group, Inc. (the “Company”) for the six months ended June 30, 2008 and 2007, respectively, and the financial condition of the Company at June 30, 2008. The discussion and analysis should be read in conjunction with the financial statements and accompanying notes included herein, as well as the Company’s audited financial statements for the year ended December 31, 2007 included in Company’s Annual Statement on Form 10KSB filed on March 20, 2008.

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

Results of Operations for the Sixth Month Periods Ended June 30, 2008 and 2007

The Company has not generated revenue for the periods ending June 30, 2008 and 2007.

The Company had general and administrative expenses of $19,601 during the six months ended June 30, 2008 resulting in a net loss of $19,601. During the same period in 2007, the Company experienced $1,250 in general and administrative expenses, resulting in a net loss of $1,250.  Expenses consisted of general corporate administration, legal and professional fees, and accounting and auditing costs.

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

Date: August 14, 2008

By: /s/ Dan Kelly
       Dan Kelly
Chief Financial Officer and Director

Date: August 14, 2008

By: /s/ James Altucher
President and Chairman