Form 10-Q
period 2008-09-30
BEAUTY BRANDS GROUP, INC.
filed 2008-11-19
CIK 1409477

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C.

FORM 10-Q

[X]  Quarterly  Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

or

   [   ] Transitional Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2008

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

TABLE OF CONTENTS

		Page

Part I	Financial Information

Item 1.	Financial Statements	3

Balance Sheets as of September 30, 2008 and December 31, 2007(Unaudited)		F-1

Statements of Expenses for the Three Months and
Nine Months Ended September 30, 2008 and 2007(Unaudited)		F-2

Statements of Cash Flows for the
Nine Months Ended September 30, 2008 and 2007 (Unaudited)		F-3

Notes to the Interim Financial Statements (Unaudited)		F-4

Item 2.	Management’s Discussion and Analysis of Financial	7
	Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	8

Item 4.	Controls and Procedures	9

Part II	Other Information	9

Item 1.	Legal Proceedings	9

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	9

Item 3.	Defaults Upon Senior Securities	9

Item 4.	Submission of Matters to a Vote of Security Holders	10

Item 5.	Other Information	10

Item 6.	Exhibits	10

Signatures		10

Ex-31.1	Section 302 Certification of Principal Executive Officer

Ex-31.2	Section 302 Certification of Principal Financial Officer

Ex-32	Section 906 Certification of Officers

PART I. - FINANCIAL INFORMATION

BEAUTY BRANDS GROUP, INC.

BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2008	2007

ASSETS

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$-	$4,872

Total current liabilities	-	4,872

Stockholders’ equity (deficit):
Common stock, $.10 par value, 100,000,000 shares authorized;	1,527,641	1,527,641
15,276,411 shares issued and outstanding
Additional paid in capital	1,793,321	1,762,190
Accumulated deficit	(3,320,962)	(3,294,703)

Total stockholders’ equity (deficit)	-	(4,872)

Total liabilities and stockholders’ equity (deficit)	$-	$-

See accompanying notes to financial statements

BEAUTY BRANDS GROUP, INC.

STATEMENTS OF EXPENSES
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Operating expenses
General & administrative costs	$6,658	$11,050	$26,259	11,050

Net loss	$(6,658)	$(11,050)	$(26,259)	(11,050)

Basic and diluted net loss per common share	$(.00)	$(.00)	$(.00)	(.00)

Weighted Average Number Of Common Shares Outstanding	15,276,411	15,276,411	15,276,411	15,276,411

See accompanying notes to financial statements

BEAUTY BRANDS GROUP, INC.

STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2008	September 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(26,259)	$(11,050)
Changes in operating liabilities:
Accounts payable	(4,872)	(13,415)
Net cash used in operating activities	(31,131)	(24,465)

CASH FLOWS FROM FINANCING ACTIVITES:

Capital contribution	31,131	24,465
Net cash provided by financing activities	31,131	24,465

Increase in Cash	-	-

Cash, Beginning of Period	-	-

Cash, End of Period	$-	$-

Supplemental Disclosure of Cash Flow Information:

Interest paid	$-	$-
Income taxes paid	-	-

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

NOTE 2 – GOING CONCERN

Beauty Brands has no assets and operations as of September 30, 2008.  These conditions raise substantial doubt as to Beauty Brands’ ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Beauty Brands is unable to continue as a going concern. Management is trying to raise additional capital through sales of common stock as well as seeking viable candidates to purchase the Company.

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

ITEM 2.                      Management’s Discussion and Analysis of Financial Condition or Plan of Operations

The following discussion and analysis presents a review of the operating results of Beauty Brands Group, Inc. (the “Company”) for the nine months ended September 30, 2008 and 2007, respectively, and the financial condition of the Company at September 30, 2008. The discussion and analysis should be read in conjunction with the financial statements and accompanying notes included herein, as well as the Company’s audited financial statements for the year ended December 31, 2007 included in Company’s Annual Statement on Form 10KSB filed on March 20, 2008.

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

Results of Operations for the Nine Month Periods Ended September 30, 2008 and 2007

The Company has not generated revenues for the periods ending September 30, 2008 and 2007.

The Company had general and administrative expenses of $26,259 during the nine months ended September 30, 2008 resulting in a net loss of $26,259.  During the same period in 2007, the Company experienced $11,050 in general and administrative expenses, resulting in a net loss of $11,050.  Expenses consisted of general corporate administration, legal and professional fees, and accounting and auditing costs.

The Company has no material commitments for the next twelve months. The Company has accumulated deficit and its current liquidity needs cannot be met by cash on hand. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern. In the past, the Company has relied on capital contributions from our principal shareholder to pay our expenses.  The Company anticipates that it will continue to receive assistance from our principal shareholder to pay its expenses for at least the next twelve months.  However, there are no agreements or understandings to this effect.  Should the Company require additional capital, it may sell common stock, take loans from officers, directors or shareholders or enter into debt financing agreements.

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

Date: November 19, 2008

By: /s/ Dan Kelly
       Dan Kelly
Chief Financial Officer and Director

Date: November 19, 2008

By: /s/ James Altucher
President and Chairman