Form 10-K
period 2008-12-31
BEAUTY BRANDS GROUP, INC.
filed 2009-03-31
CIK 1409477

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C.

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE PROGRAM

For the fiscal year ended December 31, 2008

[ ]	TRANSITION REPORT UNDER SETION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _____________

Commission file number 000-52764

BEAUTY BRANDS GROUP, INC.
(Exact name of Registrant as specified in its charter)

FLORIDA	59-1213720
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

145 East 57th Street, 10th Floor, New York, New York 10022-2141
Address of principal executive offices

Registrant’s telephone number, including area code:   513-871-7223

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act: $0.10 Par Value Common Stock

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐     NO ☒

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO   ☐

Check if there is no disclosure of delinquent  filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated  by reference  in Part III of this Form 10-KSB or any  amendment to this Form 10-K.  ¨

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company,  See definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark if the registrant is a Shell company (as defined by Rule 12b-2 of the Exchange Act). YES  ☒  NO  ☐

The issuer’s revenues for its most recent fiscal year were: None $--0--

The aggregate market value of the voting common equity held by non-affiliates of the registrant was approximately $ -0- based upon the last reported sales of the registrant’s common stock on the Over-the-Counter Bulletin Board.   Shares of common stock held by each officer and director and by each person who owns five percent or more of the outstanding common stock have been excluded from this calculation as such persons may be considered to be affiliated with the issuer.

As of March 30, 2009, the registrant had 15,276,411 shares of Common Stock, $0.10 par value per share, issued and outstanding.

Documents incorporated by reference.:  None

Transitional Small Business Disclosure Format:   ☐ Yes ☒ No

BEAUTY BRANDS GROUP, INC.

Form 10-K - Index

For the Fiscal Year Ended December 31, 2008

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

The Company does not intend to acquire or merge with any company for which audited financial statements cannot be obtained.  Never-the-less, management anticipates that any opportunity in which we participate will present certain risks. Many of these risks cannot be adequately identified prior to selection of a specific opportunity. Our shareholders must therefore depend on the ability of management to identify and evaluate such risks. Further, in the case of some of the opportunities available to us, it may be anticipated that some of such opportunities are yet to develop as going concerns or that some of such opportunities are in the development stage in that same have not generated significant revenues from principal business activities prior to our participation.

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

Item 1A.                      RISK FACTORS

We Incurred Losses for the Years Ended December 31, 2008 and 2007 and May Not Become a Profitable Enterprise.

We incurred an operating loss of approximately $28,262 for the year ended December 31, 2008 and approximately
$29,977 for the year ended December 31, 2007.  Our profitability is dependent upon management’s ability to identify a business acquisition and thereafter generate revenues and develop profitable operations. There can be no assurances that we will achieve our goal of profitable operations.

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

We Are Not Required to Meet or Maintain Any Listing Standards for Our Common Stock to Be Quoted on the OTC Bulletin Board, Which Could Affect Our Stockholders’ Ability to Access Trading Information about Our Common Stock.

The OTC Bulletin Board is separate and distinct from the NASDAQ Stock Market. Although the OTC Bulletin Board is a regulated quotation service operated by the National Association of Securities Dealers, Inc. (“NASD”) that displays real-time quotes, last sale prices, and volume information in over-the-counter equity securities like our Common Stock, we are not required to meet or maintain any qualitative or quantitative listing standards for our Common Stock to be quoted on the OTC Bulletin Board. Our Common Stock does not presently meet the minimum listing standards for listing on the NASDAQ Stock Market or any national securities exchange which could affect our stockholders’ ability to access trading information about our Common Stock.

The OTC Bulletin Board is generally considered to be a less efficient market than the established exchanges or the NASDAQ markets. While we anticipate seeking to be listed on the NASDAQ Stock Market or a national exchange at some time in the future, it is impossible at this time to predict when, if ever, such application will be made or whether such application will be successful.

We Do Not Intend to Pay Dividends.

We currently intend to retain any future earnings to fund growth and, therefore, do not expect to pay any dividends to our stockholders in the foreseeable future.

Item 1B.	UNRESOLVED STAFF COMMENTS

None

Item 2.	PROPERTIES

We maintain our offices at 145 East 57th Street, 10th Floor, New York, New York 10022-2141.  The telephone number is (513) 871-7223. The Company occupies space with our principal shareholder, FormCap Advisory, LLC.  We are not a signatory on the lease and would be considered a month-to-month tenant, but do not pay rent on this space.  The space is currently sufficient for our needs because we have no business operations.

Item 3.	LEGAL PROCEEDINGS

We are not a party to any pending or active legal proceeding.

Item 4.	SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

For the fiscal year ended December 31, 2008, there have been no matters submitted to the vote of the security holders.

PART II

Item 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Since May 13, 2008, our Common Stock has been traded on the OTC Bulletin Board under the symbol “BBRG”.  Prior to that date, our Common Stock had been quoted on the “pink sheets” published by the Pink Sheets LLC under the symbol “BBGR.PK.” The market for our common stock is limited and could be volatile. The following table sets forth the range of high and low bid quotations or high and low closing prices, as applicable, for our Common Stock for each of the periods indicated as reported by the Pink Sheets or the OTC Bulletin Board. The prices for the Pink Sheets and the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commissions. The OTC Bulletin Board and Pink Sheet prices listed below may not represent actual transaction prices.

STOCK PRICE AND DIVIDEND INFORMATION

Stock Price
2007	High	Low	Dividends Paid Per Common Share
First Quarter	0.0	0.0	None
Second Quarter	0.0	0.0	None
Third Quarter	0.0	0.0	None
Fourth Quarter	0.0	0.0	None

Stock Price
2008	High	Low	Dividends Paid Per Common Share
First Quarter	0.0	0.0	None
Second Quarter	0.0	0.0	None
Third Quarter	0.0	0.0	None
Fourth Quarter	0.0 50	0.050	None

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

The number of shareholders of record for the Company’s common stock as of March 30, 2009 is approximately 247.

Item 6.	SELECTED FINANCIAL DATA

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information

Item 7.	MANAGEMENT’S DISCUSSION AND ANAYSIS OF FINANCIAL CONDITION AND PLAN AND RESULTS OF OPERATION

This management’s Plan of Operation and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled “Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition” below and the subsection entitled “Risk Factors” above. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our fiscal year ended December 31, 2008.

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

Results of Operations

During the year ended December 31, 2008, and for the year to date, the Company’s operations were limited to seeking to identify prospective business opportunities.

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

Net Loss

For the years ended December 31, 2008 and 2007, the Company recorded an operating loss of $28,262 and $29,977, respectively.  The Company’s operating loss is attributable to general and administrative expenses. The general and administrative expenses include accounting costs and costs associated with the preparation of disclosure documentation in connection with registration pursuant to the Exchange Act of 1934 as well as costs associated with the Company’s search for a suitable business opportunity.  We did not generate any revenues during this period.

We expect to continue to operate at a loss through fiscal 2009 and due to the nature of the Company’s search for a suitable business opportunity cannot determine whether we will ever generate revenues from operations.

Capital Expenditures

The Company expended no amounts on capital expenditures for the years ended December 31, 2008 and 2007.

Capital Resources and Liquidity

The Company had no assets as of December 31, 2008.  Stockholders’ deficit in the Company was $0 at December 31, 2008.

The Company had negative cash flows from operations of $33,134 and $38,520 for the years ended December 31, 2008 and 2007, respectively.  Shareholders of the Company paid expenses totaling $71,654 for the period from January 1, 2007 to December 31, 2008, including accounting, administration, consulting and professional fees.

The Company had cash flows from financing activities of $33,134 and $38,520 for the years ended December 31, 2008 and 2007, respectively.

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

Going Concern

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements as of December 31, 2008, our independent registered public accounting firm included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent registered public accounting firm.

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

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8.	FINACIAL STATEMENTS AND FINANCIAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board Directors
Beauty Brands Group, Inc.
New York, New York

We have audited the accompanying balance sheets of Beauty Brands Group, Inc. (“Beauty Brands”) as of December 31, 2008 and 2007 and the related statements of expenses, shareholders’ deficit, and cash flows for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of Beauty Brands's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Beauty Brands is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Beauty Brands internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beauty Brands Group, Inc. as of December 31, 2008 and 2007 and the results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Beauty Brands will continue as a going concern. As discussed in Note 2 to the financial statements, Beauty Brands suffered recurring losses from operations and has no assets, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Malone & Bailey, P.C.
www.malone-bailey.com
Houston, TX
March 25 , 2009

BEAUTY BRANDS GROUP, INC.
BALANCE SHEETS

	December 31,	December 31,
	2008	2007
ASSETS

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$-	$4,872

Total current liabilities	-	4,872

Stockholders’ deficit:
Common stock, $.10 par value, 100,000,000 shares authorized;
15,276,411 share issued and outstanding at December 31, 2008 and 2007	1,527,641	1,527,641
Additional paid-in capital	1,795,324	1,762,190
Accumulated deficit	(3,322,965)	(3,294,703)

Total stockholders’ deficit	-	(4,872)

Total liabilities and stockholders’ deficit	$-	$-

See summary of accounting policies and notes to financial statements.

BEAUTY BRANDS GROUP, INC.
STATEMENTS OF EXPENSES

	Year Ended December 31, 2008	Year ended December 31, 2007

Operating expenses:
Other selling, general and administrative	$28,262	$29,977

Net loss	$(28,262)	$(29,977)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Weighted Average Number Of Common Shares Outstanding – basic and diluted	15,276,411	15,276,411

See summary of accounting policies and notes to financial statements.

BEAUTY BRANDS GROUP, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIT
December 31, 2008 and 2007

			ADDITIONAL		TOTAL
	COMMON STOCK		PAID IN	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	DEFICIT	DEFICIT

Balance, December 31, 2006	15,276,411	$1,527,641	$1,723,670	$(3,264,726)	$(13,415)

Capital contribution			38,520	-	38,520

Net Loss				(29,977)	(29,977)

Balance, December 31, 2007	15,276,411	1,527,641	1,762,190	(3,294,703)	(4,872)

Capital contribution			33,134		33,134

Net loss	-	-	-	(28,262)	(28,262)

Balance, December 31, 2008	15,276,411	$1,527,641	$1,795,324	$(3,322,965)	$-

See summary of accounting policies and notes to financial statements.

BEAUTY BRANDS GROUP, INC.
STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2008	December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(28,262)	$(29,977)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating liabilities:
Accounts payable	(4,872)	(8,543)
Net cash used in operating activities	(33,134)	(38,520)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution	33,134	38,520

Net change in Cash	-	-

Cash, Beginning of Year	-	-

Cash, End of Year	$-	$-

Supplemental Disclosure of Cash Flow Information:

Interest paid	$-	$-
Income taxes paid	$-	-

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

Revenue Recognition.  Beauty Brands has no revenues.

Income taxes.   Beauty Brands recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered.  Beauty Brands provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Basic and diluted net loss per share.  The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the years ended December 31, 2008 and 2007, there were no potential dilutive securities.

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

NOTE 2 – GOING CONCERN

Beauty Brands incurred net losses and negative cash flows from operations in fiscal years 2008 and 2007.  These conditions raise substantial doubt as to Beauty Brands’ ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Beauty Brands is unable to continue as a going concern. Management is trying to raise additional capital through sales of common stock as well as seeking viable candidates to purchase the Company.

NOTE 3 – CAPITAL CONTRIBUTION AND RELATED PARTY TRANSACTIONS

$33,134 and $38,520 of expenses were paid in 2008 and 2007, respectively, on behalf of Beauty Brands by the shareholders and is reflected as a capital contribution and an expense for Beauty Brands.

Beauty Brands principal office is in the office of Beauty Brands principal shareholder pursuant to a verbal agreement on a rent-free month-to-month basis.

NOTE 4 - INCOME TAXES AND CHANGE OF CONTROL

Beauty Brands uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.   During fiscal 2008 and 2007, Beauty Brands incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $80,000 at December 31, 2008, and will expire in the years through 2028.

Internal Revenue Section 382 restricts the ability to use these carryforwards whenever an ownership change as defined occurs.  Beauty Brands incurred such an ownership change in 2006 and 2008.  Because Beauty Brands’s stock trading has been limited, no significant losses occurring prior to that date are available.

At December 31, 2008 and 2007, deferred tax assets consisted of the following:

	2008	2007
Deferred tax assets
Net operating losses	$12,000	$7,800
Less: valuation allowance	(12,000)	(7,800)
Net deferred tax asset	$0	$0

In a private transaction not involving the company, on or about November 26, 2008, the then controlling shareholder of the company, Deer Creek Capital, L.P. , transferred control of the company in a series of transactions to FormCap Advisory, LLC.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

In connection with the two most recent fiscal years or subsequent interim periods, there were no disagreements between the Company and its independent accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Item 9A.	Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive and financial officers have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by this Annual Report on Form 10-K and have concluded that the disclosure controls and procedures are not effective due to a material weakness to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls over Financial Reporting

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive and financial officers.

Controls and Procedures

(b)  Management’s Annual Report on Internal Control Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act and for assessing the effectiveness of internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions or a deterioration in the level of compliance with the policies or procedures.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise.  Our CEO and CFO do not possess accounting expertise and our company does not have an audit committee.  This weakness is due to the company’s lack of working capital to hire additional staff.  To remedy this material weakness, we intend to engage additional resources to assist with financial reporting as soon as our finances will allow.

The Company’s management carried out an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. The Company’s management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2008.

  This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

(c)  Changes in Internal Controls

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)        Identification of Directors

The Company’s directors, their ages and positions and the periods during which each has served as such are as follows:

Name	Age	Position	Appointed
James Altucher	41	Chairman, President	May 2007
Dan Kelly	33	Director and CFO	May 2007
Terry Tecco	56	Director	December 2006

All directors will hold office until the next annual stockholder’s meeting and until their successors have been elected or qualified or until their death, resignation, retirement, removal, or disqualification.  Vacancies on the board will be filled by a majority vote of the remaining directors.  Officers of the Company serve at the discretion of the Board of Directors.

James Altucher, Chairman and President

Mr. Altucher graduated from Cornell University with a B.A. in computer science and pursued graduate work in computer science at Carnegie Mellon University.  Mr. Altucher is currently a managing member of our principal shareholder, FormCap Advisory, LLC and is also a managing member of Formula Capital Management, LLC, the general partner of Formula Capital, L.P.  Prior to forming Formula Capital, LLC, Mr. Altucher was the managing partner First Angel Capital, a $30M family of hedge funds and fund of funds.  Mr. Altucher previously acted as CEO/Director of Vaultus, a wireless date solutions provider for Fortune 50 companies.  During the same time, he was a partner in (212) Ventures, a New York based venture capital firm funded by Investcorp.  Prior to Vaultus, Mr. Altucher founded Reset,Inc. an Internet technology firm which was ultimately sold to Xceed, Inc.  Since 2002, Mr. Altucher has also been a columnist for TheStreet.com, Steet Insight, Street View, and most recently, Real Money.  Mr. Altucher, who has appeared regularly on CNBC, recently authored “Trade Like A Hedge Fund” (Wiley 2005), “TradeLike Warren Buffet” (Wiley 2005), and $superCash (2006).  He is also a US-ranked chess master.

Dan Kelly - Director and Chief Financial Officer

Mr. Kelly is currently a managing member of our principal shareholder, FormCap Advisory, LLC and is also a managing member of Formula Capital Management, LLC, the general partner of Formula Capital, L.P.  Mr. Kelly graduated Magna Cum Laude from Georgetown University with a B.S. in Finance.  Prior to forming Formula Capital, LLC, Mr. Kelly had been a partner at First Angel Capital, a $30M family of hedge funds and fund of funds.  Previously, Mr. Kelly was a Principal with (212) Ventures, a New York based venture capital funded by Investcorp where he focused primarily on analyzing emerging companies.  Prior to (212) Ventures, Mr. Kelly was an Associate with Bruckmann, Rosser, Sherill & Co., a $1.2B private equity firm specializing in management buyouts and recapitalizations of high quality, middle market companies.  Mr. Kelly began his career as an Analyst with Credit Suisse First Boston in its leveraged Finance Group, where he primarily focused on analyzing and executing various financing alternatives, including debt, equity and hybrid securities for leveraged buyouts, equity offerings and principal investments across several industries.

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

(3) Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

(4) Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Item 11.	Executive Compensation.

(a)	Summary Compensation Table

		Annual Compensation			Long-term Compensation
					Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Compensation ($)	Award(s) ($)	Options/SARs (#)	Payouts ($)	Compensation ($)
James Altucher, President	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2007	-0-	-0-	-0-	-0-		-0-	-0-
Dan Kelly, CFO	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2007	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(b)	Option/SAR in Last Fiscal Year

Individual Grants
(a)	(b)	(c)	(d)	(e)
Name	Number of Securities Underlying Options/SARs Granted (#)	% Of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date

N/A	—	—	—	—

(c)	Aggregate Option/SAR Exercises in Last Fiscal Year and FY-end Option/Share Values

(a)	(b)	(c)	(d)	(e)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#)Exercisable/Unexercisable	Value of Unexercised In-the-money Options/SARs at FY-End ($) Exercisable/Unexercisable

N/A	—	—	—	—

(d)	Long-term Incentive Plans — Awards in Last Fiscal Year

Estimated Future Payouts Under No Stock Priced-Based Plans
(a)	(b)	(c)	(d)	(e)	(f)
Name	Number of Shares, Units or Other Rights	Performance or Other Period Until Maturation or Payout	Threshold ($ or #)	Target ($ or #)	Maximum ($ or #)

N/A	—	—	—	—	—

(e)	Compensation of Directors

None of our directors receive compensation for their services as directors.

(f)	Employment Contracts and Termination of Employment/Change in Control Arrangements

The Company does not have any compensatory plan or arrangement regarding the termination of any executive officer or regarding a change in control of the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

(a)	Security Ownership Greater than 5%

(1)	(2)	(3)	(4)
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Formcap Advisory, LLC 145 East 57th Street, 10th Fl. New York, NY 10022	15,193,000 Common Shares	99.45%

(b)	Security Ownership of Management

(1)	(2)	(3)	(4)
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

(c)
Change in Control

By Exchange Agreement dated on or about November 26, 2008, by and among Deer Creek Capital, L.P. (“Deer Creek”), RPM Trading, LLC. (“RPM”), Formula Capital Management, LLC (“Formula Capital”), and FormCap Advisory, LLC (“FormCap”) , RPM transferred to Deer Creek 1,537,400 shares of the Company’s common stock, whereupon, Deer Creek immediately transferred a total of 15,193,000 shares of the company’s common stock to FormCap at the request of Formula Capital, which request was made in connection with the redemption by Formula Capital of its investment in Deer Creek.  RPM’s transfer of its shares of the Company’s common stock was in exchange for the controlling ownership interest held by Deer Creek in another corporation, Core Technologies (Pennsylvania), Inc.  The result of this exchange was that FormCap became the Company’s majority shareholder and RPM and Deer Creek divested themselves of their entire ownership interest in the Company.   Dan Kelly and James Altucher are both managing members of FormCap Advisory, LLC.

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

Item 13.	Certain Relationships and Related Transactions

By Sale and Repurchase Agreement dated March 23, 2007, by and between Terrence A Tecco, individually and as Trustee of the Tecco Family Trust (collectively “Tecco”), and Deer Creek Capital, LP, the Tecco Family Trust transferred 125,000 shares of the Company’s common stock to Deer Creek, together with common stock of Core Technologies (Pennsylvania), Inc., to Deer Creek for total consideration of $12,000.  The agreement provided Tecco with the right for 90 days of the date thereof, time of the essence, to repurchase the shares so transferred for $12,350, plus interest at fifteen percent on the principal amount.  Tecco never repurchased the shares in either company.

By Exchange Agreement dated on or about November 26, 2008, by and among Deer Creek Capital, L.P. (“Deer Creek”), RPM Trading, LLC. (“RPM”), Formula Capital Management, LLC (“Formula Capital”), and FormCap Advisory, LLC (“FormCap”) , RPM transferred to Deer Creek 1,537,400 shares of the Company’s common stock, whereupon, Deer Creek immediately transferred a total of 15,193,000 shares of the company’s common stock to FormCap at the request of Formula Capital, which request was made in connection with the redemption by Formula Capital of its investment in Deer Creek.  RPM’s transfer of its shares of the Company’s common stock was in exchange for the controlling ownership interest held by Deer Creek in another corporation, Core Technologies (Pennsylvania), Inc.  The result of this exchange was that FormCap became the Company’s majority shareholder and RPM and Deer Creek divested themselves of their entire ownership interest in the Company.   Dan Kelly and James Altucher are both managing members of FormCap Advisory, LLC.

Item 14.	Principal Accountant Fees and Services

(1)	Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrants financial statements included in the company’s form 10KSB, 10SB/A as well as the company’s annual financial statements and to review the financial statements included in the registrant’s Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are:

December 31, 2008	$12,000
December 31, 2007	$7,180

(2)	Audit - Related Fees
N/A

(3)	Tax Fees
N/A

(4)	All Other Fees
N/A

(5)	Audit Committee’s Pre-Approval Policies
The Audit Committee approves the services for the audit firm before the work is performed.

(6)	N/A

Item 15.	Exhibits and Reports on Form 8-K

INDEX TO EXHIBITS

Exhibit No.	Document Description
2.1*	Acquisition Agreement
3.1*	Articles of Incorporation
4.1**	Settlement Agreement
31.1***	Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2***	Certification Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1***	Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2***	Certification Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	Filed as exhibits to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on August 13, 2007, and incorporated herein by this reference.
**	Filed as exhibits to the Company's registration statement on Form 10-SB/A, as filed with the Securities and Exchange Commission on October 15, 2007, and incorporated herein by this reference.
***	Filed herewith.

SIGNATURES

          In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEAUTY BRANDS GROUP, INC.
By: /s/ Dan Kelly
Dan Kelly, Chief Financial Officer and Director