Form 10-Q
period 2009-03-31
BEAUTY BRANDS GROUP, INC.
filed 2009-05-15
CIK 1409477

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C.

FORM 10-Q

[X]  Quarterly  Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

or

   [   ] Transitional Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2009

Commission File No.  000-52764

BEAUTY BRANDS GROUP, INC.
(Exact name of Registrant as specified in its charter)

FLORIDA	59-1213720
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

15 Broad Street, Apt. 2624
New York, New York 10005
Address of principal executive offices

Registrant’s telephone number, including area code:	(513) 871-7223

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of May 14, 2009, the Company had 15,276,411 shares of $0.10 par value common stock issued and outstanding.

TABLE OF CONTENTS
		Page

Part I	Financial Information

Item 1.	Financial Statements

Balance Sheets as of March 31, 2009 and December 31, 2008 (Unaudited)		4

Statements of Expenses for the
Three Months Ended March 31, 2009 and 2008 (Unaudited)		5

Statements of Cash Flows for the
Three Months Ended March 31, 2009 and 2008 (Unaudited)		6

Notes to the Interim Financial Statements (Unaudited)		7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9
Item 4.	Controls and Procedures	9

Part II	Other Information

Item 1.	Legal Proceedings	10

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	10

Item 4.	Submission of Matters to a Vote of Security Holders	10

Item 5.	Other Information	10

Item 6.	Exhibits and Reports on Form 8-K	10

Signatures		10

Ex-31.1	Section 302 Certification of Principal Executive Officer

Ex-31.2	Section 302 Certification of Principal Financial Officer

Ex-32	Section 906 Certification of Officers

PART I. - FINANCIAL INFORMATION

BEAUTY BRANDS GROUP, INC.

BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2009	2008

ASSETS

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$4,253	$-

Total current liabilities	4,253	-

Stockholders’ equity (deficit):
Common stock, $.10 par value, 100,000,000 shares authorized;	1,527,641	1,527,641
15,276,411 shares issued and outstanding
Additional paid in capital	1,801,812	1,795,324
Accumulated deficit	(3,333,706)	(3,322,965)

Total stockholders’ equity (deficit)	(4,253)	-

Total liabilities and stockholders’ equity (deficit)	$-	$-

See accompanying notes to financial statements

BEAUTY BRANDS GROUP, INC.

STATEMENTS OF EXPENSES
(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008

Operating expenses
General & administrative costs	$10,741	$10,697

Net loss	$(10,741)	$(10,697)

Basic and diluted net loss per common share	$(.00)	$(.00)

Weighted Average Number Of Common Shares Outstanding	15,276,411	15,276,411

See accompanying notes to financial statements

BEAUTY BRANDS GROUP, INC.

STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(10,741)	$(10,697)
Changes in operating liabilities:
Accounts payable	4,253	(4,872)
Net cash used in operating activities	(6,488)	(15,569)

CASH FLOWS FROM FINANCING ACTIVITES:

Capital contribution	6,488	15,569
Net cash provided by financing activities	6,488	15,569

Increase in Cash	-	-

Cash, Beginning of Period	-	-

Cash, End of Period	$-	$-

Supplemental Disclosure of Cash Flow Information:

Interest paid	$-	$-
Income taxes paid	$-	-

See accompanying notes to financial statements

BEAUTY BRANDS GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Beauty Brands Group, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Beauty Brand’s Annual Report filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2008 as reported in the Form 10-K have been omitted.

NOTE 2 – GOING CONCERN

Beauty Brands has no assets and operations as of March 31, 2009.  These conditions raise substantial doubt as to Beauty Brands’ ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Beauty Brands is unable to continue as a going concern. Management is trying to raise additional capital through sales of common stock as well as seeking viable candidates to purchase the Company.

NOTE 3 – RELATED PARTY TRANSACTION

As Beauty Brands is operating as a holding company, they are not generating revenues.  Expenses incurred by Beauty Brands are related to professional fees such as accounting and legal fees.  These expenses are paid by a majority shareholder and contributed to capital.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operations

The following discussion and analysis presents a review of the operating results of Beauty Brands Group, Inc. (the “Company”) for the three months ended March 31, 2009 and 2008, respectively, and the financial condition of the Company at March 31, 2009. The discussion and analysis should be read in conjunction with the financial statements and accompanying notes included herein, as well as the Company’s audited financial statements for the year ended December 31, 2008 included in Company’s Annual Statement on Form 10K filed on March 31, 2009.

Safe Harbor for Forward-Looking Statements

Statements included in the Quarterly Report filed on Form 10-Q that do not relate to present or historical conditions are “forward-looking statements.” Forward-looking statements may include, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” and “plans” and similar expressions are intended to identify forward-looking statements. Our ability to predict projected results or the effect of events on our operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this document. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that could cause actual performance or results to differ materially from those expressed in or implied by, forward-looking statements include, but are not limited to: (i) industry competition, conditions, performance and consolidation, (ii) legislative and/or regulatory developments, (iii) our ability to find to find an acceptable merger candidate, (iv) the effects of adverse general economic conditions, both within the United States and globally, and (v) other factors described under “Risk Factors” contained in the Company’s Annual Statement on Form 10K filed on March 31, 2009.

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

Description of Business.

BEAUTY BRANDS GROUP, INC. ("We", "Us" or the "Company") is a Florida corporation and was incorporated in 1968 as “Chemair Corporation of America.”  In February 1983, the Company’s Articles of Incorporation were amended to change the Company’s name to Beauty Brands Group, Inc.

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

Results of Operations for the Three Month Periods Ended March 31, 2009 and 2008

The Company has not generated revenue for the periods ending March 31, 2009 and 2008.

The Company had general and administrative expenses of $10,741 during the three months ended March 31, 2009 resulting in a net loss of $10,741. During the same period in 2008, the Company experienced $10,697 in general and administrative expenses, resulting in a net loss of $10,697.  Expenses consisted of general corporate administration, legal and professional fees, and accounting and auditing costs.

The Company has no material commitments for the next twelve months. The Company has a capital deficit and its current liquidity needs cannot be met by cash on hand. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern. In the past, the Company has relied on capital contributions from or principal shareholder to pay our expenses.  The Company anticipates that it will continue to receive continued assistance from our principal shareholder to pay its expenses for at least the next twelve months.  However, there are no agreements or understandings to this effect.  Should the Company require additional capital, it may sell common stock, take loans from officers, directors or shareholders or enter into debt financing agreements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is not materially affected by market risk.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive and financial officers have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) and have concluded that the disclosure controls and procedures are not effective due to a material weakness.  The material weakness is due to a lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by another professional with accounting expertise.  Our CEO and CFO do not possess accounting expertise and our company does not have an audit committee.  This weakness is due to the company’s lack of working capital to hire additional staff.  To remedy this material weakness, we intend to engage additional resources to assist with financial reporting as soon as our finances will allow.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

Date: May 14, 2009

By: /s/ Dan Kelly
       Dan Kelly
Chief Financial Officer and Director

Date: May 14, 2009

By: /s/ James Altucher
President  and Chairman