Form 10-Q
period 2009-06-30
BEAUTY BRANDS GROUP, INC.
filed 2009-08-11
CIK 1409477

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C.

FORM 10-Q

[X]  Quarterly  Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

or

   [   ] Transitional Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2009

Commission File No.  000-52764

BEAUTY BRANDS GROUP, INC.
-----------------------------
(Exact name of Registrant as specified in its charter)

FLORIDA	59-1213720
-------------------	-------------------
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

15 Broad Street, Apt. 2624, New York, New York 10005
-----------------------------------------
Address of principal executive offices

Registrant’s telephone number, including area code:
(513) 871-7223

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ■NO   

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company,  See definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of August 11, 2009, the Company had 15,276,411 shares of $0. 10 par value common stock issued and outstanding.

TABLE OF CONTENTS
Page

Part I Financial Information

Item 1. Financial Statements	F-1

Balance Sheets as of June 30, 2009 and December 31, 2008 (Unaudited)	F-1

Statements of Expenses for the Three Months and
Six Months Ended June 30, 2009 and 2008 (Unaudited)	F-2

Statements of Cash Flows for the
Six Months Ended June 30, 2009 and 2008 (Unaudited)	F-3

Notes to the Interim Financial Statements (Unaudited)	F-4

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations	4

Item 3.Quantitative and Qualitative Disclosures About Market Risk	5

Item 4. Controls and Procedures	6

Part II Other Information

Item 1. Legal Proceedings	6

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds	6

Item 3.Defaults Upon Senior Securities	6

Item 4. Submission of Matters to a Vote of Security Holders	6

Item 5. Other Information	6

Item 6.Exhibits	6

Signatures	7

Ex-31.1 Section 302 Certification of Principal Executive Officer

Ex-31.2 Section 302 Certification of Principal Financial Officer

Ex-32 Section 906 Certification of Officers

PART I. - FINANCIAL INFORMATION

BEAUTY BRANDS GROUP, INC.

BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2009	2008

ASSETS

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$2,103	$-

Total current liabilities	2,103	-

Stockholders’ equity (deficit):
Common stock, $.10 par value, 100,000,000 shares authorized;	1,527,641	1,527,641
15,276,411 shares issued and outstanding
Additional paid in capital	1,812,300	1,795,324
Accumulated deficit	(3,342,044)	(3,322,965)

Total stockholders’ equity (deficit)	(2,103)	-

Total liabilities and stockholders’ equity (deficit)	$-	$-

See accompanying notes to unaudited financial statements

BEAUTY BRANDS GROUP, INC.

STATEMENTS OF EXPENSES
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Operating expenses
General & administrative costs	$8,338	$8,904	$19,079	$19,601

Net loss	$(8,338)	$(8,904)	$(19,079)	$(19,601)

Basic and diluted net loss per common share	$(.00)	$(.00)	$(.00)	$(.00)

Weighted Average Number Of Common Shares Outstanding	15,276,411	15,276,411	15,276,411	15,276,411

See accompanying notes to unaudited financial statements

BEAUTY BRANDS GROUP, INC.

STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2009	June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(19,079)	$(19,601)
Changes in operating liabilities:
Accounts payable	2,103	(4,872)
Net cash used in operating activities	(16,976)	(24,473)
CASH FLOWS FROM FINANCING ACTIVITES:

Capital contribution	16,976	24,473
Net cash provided by financing activities	16,976	24,473

Increase in Cash	-	-

Cash, Beginning of Period	-	-

Cash, End of Period	$-	$-

Supplemental Disclosure of Cash Flow Information:

Interest paid	$-	$-
Income taxes paid	$-	-

    See accompanying notes to unaudited financial statements

BEAUTY BRANDS GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Beauty Brands Group, Inc. (“Beauty Brands”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Beauty Brand’s Annual Report filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2008 as reported in the Form 10-K have been omitted.

NOTE 2 – GOING CONCERN

Beauty Brands has no assets and operations as of June 30, 2009.  These conditions raise substantial doubt as to Beauty Brands’ ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Beauty Brands is unable to continue as a going concern. Management is trying to raise additional capital through sales of common stock as well as seeking viable candidates to purchase Beauty Brands.

NOTE 3 – RELATED PARTY TRANSACTION

As Beauty Brands is operating as a holding company, they are not generating revenues.  Expenses incurred by Beauty Brands are related to professional fees such as accounting and legal fees.  These expenses are paid by a majority shareholder and contributed to capital.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operations

The following discussion and analysis presents a review of the operating results of Beauty Brands Group, Inc. (the “Company”) for the six months ended June 30, 2009 and 2008, respectively, and the financial condition of the Company at June 30, 2009. The discussion and analysis should be read in conjunction with the financial statements and accompanying notes included herein, as well as the Company’s audited financial statements for the year ended December 31, 2008 included in Company’s Annual Statement on Form 10K filed on March 31, 2009.

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

Results of Operations for the Sixth Month Periods Ended June 30, 2009 and 2008

The Company has not generated revenue for the six months periods ending June 30, 2009 and 2008.

The Company had general and administrative expenses of $19,079 during the six months ended June 30, 2009 resulting in a net loss of $19,079.  During the same period in 2008, the Company experienced $19,601 in general and administrative expenses, resulting in a net loss of $19,601.  Expenses consisted of general corporate administration, legal and professional fees, and accounting and auditing costs.

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

Date: August 10, 2009
By: /s/ Dan Kelly
       Dan Kelly
Chief Financial Officer and Director

Date: August 10, 2009

By: /s/ James Altucher
President and Chairman