Form 10-Q
period 2009-09-30
BEAUTY BRANDS GROUP, INC.
filed 2009-11-12
CIK 1409477

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C.

FORM 10-Q

[X]  Quarterly  Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

or

   [   ] Transitional Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of November 5, 2009, the Company had 15,276,411 shares of $0.10 par value common stock issued and outstanding.

TABLE OF CONTENTS
Page

Part I Financial Information

Item 1. Financial Statements	F-1

Balance Sheets as of September 30, 2009 and December 31, 2008 (Unaudited)	F-1

Statements of Expenses for the Three and Nine Months
Ended September 30, 2009 and 2008 (Unaudited)	F-2

Statements of Cash Flows for the
Nine Months Ended September 30, 2009 and 2008 (Unaudited)	F-3

Notes to the Interim Financial Statements (Unaudited)	F-4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	4

Item 3. Quantitative and Qualitative Disclosures About Market Risk	5

Item 4. Controls and Procedures	6

Part II Other Information

Item 1. Legal Proceedings	6

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	6

Item 3. Defaults Upon Senior Securities	6

Item 4. Submission of Matters to a Vote of Security Holders	6

Item 5. Other Information	6

Item 6. Exhibits	6

Signatures	7

Ex-31.1 Section 302 Certification of Principal Executive Officer

Ex-31.2 Section 302 Certification of Principal Financial Officer

Ex-32 Section 906 Certification of Officers

PART I. - FINANCIAL INFORMATION

BEAUTY BRANDS GROUP, INC.

BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2009	2008

ASSETS

Total assets	$	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$2,581	$-

Total current liabilities	2,581	-

Stockholders’ equity (deficit):
Common stock, $.10 par value, 100,000,000 shares authorized;	1,527,641	1,527,641
15,276,411 shares issued and outstanding
Additional paid in capital	1,814,853	1,795,324
Accumulated deficit	(3,345,075)	(3,322,965)

Total stockholders’ equity deficit	(2,581)	-

Total liabilities and stockholders’ deficit	$-	$-

See accompanying notes to unaudited financial statements

BEAUTY BRANDS GROUP, INC.

STATEMENTS OF EXPENSES
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Operating expenses
General &administrative costs	$3,031	$6,658	$22,110	$26,259

Net loss	$(3,031)	$(6,658)	$(22,110)	$(26,259)

Basic and diluted net loss per common share	$(.00)	$(.00)	$(.00)	$(.00)

Weighted Average Number Of Common Shares Outstanding	15,276,411	15,276,411	15,276,411	15,276,411

See accompanying notes to unaudited financial statements

BEAUTY BRANDS GROUP, INC.

STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2009	September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(22,110)	$(26,259)
Changes in operating liabilities:
Accounts payable	2,581	(4,872)
Net cash used in operating activities	(19,529)	(31,131)
CASH FLOWS FROM FINANCING ACTIVITES:

Capital contribution	19,529	31,131
Net cash provided by financing activities	19,529	31,131

Increase in Cash	-	-

Cash, Beginning of Period	-	--

Cash, End of Period	$-	$-

Supplemental Disclosure of Cash Flow Information:

Interest paid	$-	$-
Income taxes paid	$-	-

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

Recently Issued Accounting Pronouncements

Effective for the quarter ended June 30, 2009, the Company implemented ASC 855, Subsequent Events . This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of ASC 855 did not impact the Company’s financial position or results of operations. The Company evaluated all events or transactions that occurred after September 30, 2009 up through November 5, 2009, the date the Company issued these financial statements.  During this period, the Company had no subsequent events.

In July 2009, the FASB issued new guidance relating to the “FASB Accounting Standards Codification” at ASC 105, as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in ASC 105. All other accounting literature not included in the Codification is nonauthoritative. Management is currently evaluating the impact of the adoption of ASC 105 but does not expect the adoption of ASC 105 to impact the Company’s results of operations, financial position or cash flows.

NOTE 2 – GOING CONCERN

Beauty Brands has no assets and operations as of September 30, 2009.  These conditions raise substantial doubt as to Beauty Brands’ ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Beauty Brands is unable to continue as a going concern. Management is trying to raise additional capital through sales of common stock as well as seeking viable candidates to purchase Beauty Brands.

NOTE 3 – COMMON STOCK AND RELATED PARTY TRANSACTION

As Beauty Brands is operating as a holding company, they are not generating revenues.  Expenses incurred by Beauty Brands are related to professional fees such as accounting and legal fees.  The Company received additional capital contributions from its majority shareholder during the nine months ended September 30, 2009 in the amount of $19,529. No additional shares of common stock were issued as a result of these capital contributions.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operations

The following discussion and analysis presents a review of the operating results of Beauty Brands Group, Inc. (the “Company”) for the nine months ended September 30, 2009 and 2008, respectively, and the financial condition of the Company at September 30, 2009. The discussion and analysis should be read in conjunction with the financial statements and accompanying notes included herein, as well as the Company’s audited financial statements for the year ended December 31, 2008 included in Company’s Annual Statement on Form 10K filed on March 31, 2009.

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

Results of Operations for the Nine Month Periods Ended September 30, 2009 and 2008

The Company has not generated revenue for the nine months periods ending September 30, 2009 and 2008.

The Company had general and administrative expenses of $22,110 during the nine months ended September 30, 2009 resulting in a net loss of $22,110.  During the same period in 2008, the Company experienced $26,259 in general and administrative expenses, resulting in a net loss of $26,259.  Expenses consisted of general corporate administration, legal and professional fees, and accounting and auditing costs.

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

Date: November 11, 2009
By: /s/ Dan Kelly
Dan Kelly
Chief Financial Officer and Director

Date: November 11, 2009
By: /s/ James Altucher
President and Chairman