Form 10-K
period 2009-12-31
BEAUTY BRANDS GROUP, INC.
filed 2010-03-31
CIK 1409477

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C.

FORM 10-K

[X]           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE PROGRAM

For the fiscal year ended December 31, 2009

[   ]           TRANSITION REPORT UNDER SETION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _____________

Commission file number 000-52764

BEAUTY BRANDS GROUP, INC.
(Exact name of Registrant as specified in its charter)

FLORIDA	59-1213720
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

15 Broad Street, Apt. 2624, New York, NY 10005
Address of principal executive offices

Registrant’s telephone number, including area code:  513-871-7223

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:

NONE	Not applicable

Securities registered pursuant to Section 12(g) of the Act: $0.10 Par Value Common Stock

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐     NO ☒

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. YES ☐     NO ☒

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company,  See definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark if the registrant is a Shell company (as defined by Rule 12b-2 of the Exchange Act). YES  ☒  NO  ☐

The issuer’s revenues for its most recent fiscal year were: None $--0--

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $-0.00- based upon the last reported sales of the registrant’s common stock on the Over-the-Counter Bulletin Board.   Shares of common stock held by each officer and director and by each person who owns five percent or more of the outstanding common stock have been excluded from this calculation as such persons may be considered to be affiliated with the issuer.

As of March 31, 2010, the registrant had 15,276,411 shares of Common Stock, $0.10 par value per share, issued and outstanding.

Documents incorporated by reference:  None

BEAUTY BRANDS GROUP, INC.

Form 10-K - Index

For the Fiscal Year Ended December 31, 2009

PART I		Page

Item 1.	Business	3
Item 1A Item 1B Item 2	Risk Factors Unresolved Staff Comments Properties	5 8 8
Item 3.	Legal Proceedings	8
Item 4.	[Removed and Reserved]	8

PART II

Item 5	Market For Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities	8
Item 6 Item 7	Selected Financial Data Management’s Discussion and Analysis of Financial Condition and Results of Operations	9 9
Item 7A	Quantitative and Qualitative Disclosures about Market Risk	12
Item 8 Item 9	Financial Statements and Financial Data Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	F-1 13
Item 9A	Controls and Procedures	13
Item 9B	Other Information	14

PART III

Item 10	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance	14
Item 11	Executive Compensation	16
Item 12	Security Ownership of certain Beneficial Owners and Management and Related Stockholder Matters	17
Item 13	Certain Relationships and Related Transactions, and Director Independence	18
Item 14 PART IV	Principal Accountant Fees and Services	18
Item 15	Exhibits, Financial Statement Schedules Signatures	19 20

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

Item 1A.  RISK FACTORS

IN ADDITION TO THE OTHER INFORMATION PROVIDED IN THIS REPORT, YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING FACTORS IN EVALUATING OUR BUSINESS, OPERATIONS AND FINANCIAL CONDITION. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US, THAT WE CURRENTLY DEEM IMMATERIAL OR THAT ARE SIMILAR TO THOSE FACED BY OTHER COMPANIES IN OUR INDUSTRY OR BUSINESS IN GENERAL, SUCH AS COMPETITIVE CONDITIONS, MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. THE OCCURRENCE OF ANY OF THE FOLLOWING RISKS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We Incurred Losses for the Years Ended December 31, 2009 and 2008 and May Not Become a Profitable Enterprise.

We incurred an operating loss of  $25,782 for the year ended December 31, 2009 and approximately  $28,262 for the year ended December 31, 2008.  Our profitability is dependent upon management’s ability to identify a business acquisition and thereafter generate revenues and develop profitable operations. There can be no assurances that we will achieve our goal of profitable operations.

We Have Limited Resources and No Revenues From Operations, and Will Need Additional Financing in Order to Execute any Business Plan.

We have limited resources, no revenues from operations to date and our cash on hand may not be sufficient to satisfy our cash requirements during the next twelve months. In addition, we will not achieve any revenues (other than insignificant investment income) until, at the earliest, the consummation of a merger and we cannot ascertain our capital requirements until such time. Further limiting our abilities to achieve revenues, in order to avoid status as an “Investment Company” under the Investment Company Act, we can only invest our funds prior to a merger in limited investments which do not invoke Investment Company status. There can be no assurance that determinations ultimately made by us will permit us to achieve our business objectives.

We Will Most Likely Be Abele To Effect, At Most, One Merger, and Thus, May Not Have A Diversified Business.

Our resources are limited and we will most likely have the ability to effect only a single merger. This probable lack of diversification will subject us to numerous economic, competitive and regulatory developments, any or all of which may have a material adverse impact upon the particular industry in which we may operate subsequent to the consummation of a merger. We will become dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

Control by an Existing Shareholder.

FormCap Advisory, LLC beneficially owns over 98% of the outstanding shares of our Common Stock.  As a result, this shareholder is able to exercise control over matters requiring shareholder approval, including the election of directors, and the approval of mergers, consolidations and sales of all or substantially all of our assets.  Mr. Altucher, the company’s Chairman and President and Mr. Kelly, a Director and the Company’s Chief Financial Officer, are the owners and managing members  of FormCap Advisory, LLC.

Our Common Stock Is A “Penny Stock” Which May Restrict The Ability Of Stock Holders To Sell Our  Common Stock In The Secondary Market.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price, as defined, of less than $5.00 per share, or an exercise price of less than $5.00 per share, subject to certain exceptions, including an exception of an equity security that is quoted on a national securities exchange. Our Common Stock is not now quoted on a national exchange but is traded on Nasdaq’s OTC Bulletin Board (“OTCBB”). Thus, they are subject to rules that impose additional sales practice requirements on broker-dealers who sell these securities. For example, the broker-dealer must make a special suitability determination for the purchaser of such securities and have received the purchaser’s written consent to the transactions prior to the purchase. Additionally, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered underwriter, and current quotations for the securities, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, among other requirements, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The “penny stock” rules, may restrict the ability of our stockholders to sell our Common Stock and warrants in the secondary market.

Our Common Stock Has Been Thinly Traded, Liquidity Is Highly Limited, And We May Be Unable to Obtain Listing Of Our Common Stock On A More Liquid Market.

Our Common Stock is quoted on the OTCBB, which provides significantly less liquidity than a securities exchange (such as the NYSE Amex or New York Stock Exchange) or an automated quotation system (such as the Nasdaq Global Market or Capital Market). There is uncertainty that we will ever be accepted for a listing on an automated quotation system or national securities exchange.

Often there is currently a limited volume of trading in our Common Stock, and on many days there has been no trading activity at all. The purchasers of shares of our Common Stock may find it difficult to resell their shares at prices quoted in the market or at all.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None

Item 2.  PROPERTIES

We maintain our offices at 15 Broad Street, Apt. 2624, New York, New York 10005.  The telephone number is (513) 871-7223. The Company occupies space with our President.  We are not a signatory on the lease and would be considered a month-to-month tenant, but do not pay rent on this space.  The space is currently sufficient for our needs because we have no business operations.

Item 3.	LEGAL PROCEEDINGS

We are not a party to any pending or active legal proceeding.

Item 4.   [REMOVED AND RESERVED]

PART II

Item 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Since May 13, 2008, our Common Stock has been traded on the OTC Bulletin Board under the symbol “BBGR”.  Prior to that date, our Common Stock had been quoted on the “pink sheets” published by the Pink Sheets LLC under the symbol “BBGR.PK.” The market for our common stock is limited and could be volatile. The following table sets forth the range of high and low bid quotations or high and low closing prices, as applicable, for our Common Stock for each of the periods indicated as reported by the Pink Sheets or the OTC Bulletin Board. The prices for the Pink Sheets and the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commissions. The OTC Bulletin Board and Pink Sheet prices listed below may not represent actual transaction prices.

STOCK PRICE AND DIVIDEND INFORMATION

Stock Price
2008	High	Low	Dividends Paid Per Common Share
First Quarter	0.0	0.0	None
Second Quarter	0.0	0.0	None
Third Quarter	0.0	0.0	None
Fourth Quarter	0.050	0.050	None

Stock Price
2009	High	Low	Dividends Paid Per Common Share
First Quarter	0.0	0.0	None
Second Quarter	0.0	0.0	None
Third Quarter	0.0	0.0	None
Fourth Quarter	0.00	0.00	None

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

The number of shareholders of record for the Company’s common stock as of March 31, 2010 is approximately 247.

Item 6.	SELECTED FINANCIAL DATA

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information

Item 7.	MANAGEMENT’S DISCUSSION AND ANAYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This management’s Plan of Operation and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled “Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition” below and the subsection entitled “Risk Factors” above. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our fiscal year ended December 31, 2009.

General:  Plan of Operation

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

Capital Resources and Liquidity

The Company had no assets as of December 31, 2009.  Stockholders’ deficit in the Company was $0 at December 31, 2009.

The Company had negative cash flows from operations of $25,782 and $33,134 for the years ended December 31, 2009 and 2008, respectively.  Shareholders of the Company paid expenses totaling $58,916 for the period from January 1, 2008 to December 31, 2009, including accounting, administration, consulting and professional fees.

The Company had cash flows from financing activities of $25,782 and $33,134 for the years ended December 31, 2009 and 2008, respectively.

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

Results of Operations

During the year ended December 31, 2009, and for the year to date, the Company’s operations were limited to seeking to identify prospective business opportunities.

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

Net Loss

For the years ended December 31, 2009 and 2008, the Company recorded an operating loss of $25,782 and $28,262, respectively.  The Company’s operating loss is attributable to general and administrative expenses. The general and administrative expenses include accounting costs and costs associated with the preparation of disclosure documentation in connection with registration pursuant to the Exchange Act of 1934 as well as costs associated with the Company’s search for a suitable business opportunity.  We did not generate any revenues during this period.

We expect to continue to operate at a loss through fiscal 2010 and due to the nature of the Company’s search for a suitable business opportunity cannot determine whether we will ever generate revenues from operations.

Capital Expenditures

The Company expended no amounts on capital expenditures for the years ended December 31, 2009 and 2008.

Off-Balance Sheet Arrangements

As of December 31, 2009, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of December 31, 2009.

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

Going Concern

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements as of December 31, 2009, our independent registered public accounting firm included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent registered public accounting firm.

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

Item 8.  FINACIAL STATEMENTS AND FINANCIAL DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board Directors
Beauty Brands Group, Inc.
New York, New York

We have audited the accompanying balance sheets of Beauty Brands Group, Inc. (“Beauty Brands”) as of December 31, 2009 and 2008 and the related statements of expenses, shareholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of Beauty Brands' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beauty Brands Group, Inc. as of December 31, 2009 and 2008 and the results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Malone Bailey LLP
www.malone-bailey.com
Houston, TX
March 31, 2010

BEAUTY BRANDS GROUP, INC.
BALANCE SHEETS

	December 31,	December 31,
	2009	2008

ASSETS

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Total liabilities
Accounts payable	$-	$-

Total current liabilities	-	-

Stockholders’ deficit:
Common stock, $.10 par value, 100,000,000 shares authorized;
15,276,411 share issued and outstanding at December 31, 2009 and 2008	1,527,641	1,527,641
Additional paid-in capital	1,821,106	1,795,324
Accumulated deficit	(3,348,747)	(3,322,965)

Total stockholders’ deficit	-	-

Total liabilities and stockholders’ deficit	$-	$-

See summary of accounting policies and notes to financial statements.

BEAUTY BRANDS GROUP, INC.
STATEMENTS OF EXPENSES

	Year Ended December 31, 2009	Year ended December 31, 2008

Operating expenses:
Selling, general and administrative	$25,782	$28,262

Net loss	$(25,782)	$(28,262)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Weighted Average Number Of Common Shares Outstanding – basic and diluted	15,276,411	15,276,411

See summary of accounting policies and notes to financial statements.

BEAUTY BRANDS GROUP, INC.
STATEMENT OF STOCKHOLDERS’ DEFICIT

December 31, 2009 and 2008

			ADDITIONAL		TOTAL
	COMMON STOCK		PAID IN	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	DEFICIT	DEFICIT

Balance, December 31, 2007	15,276,411	$1,527,641	$1,762,190	$(3,294,703)	$(4,872)

Capital contribution	-	-	33,134	-	33,134

Net Loss	-	-	-	(28,262)	(28,262)

Balance, December 31, 2008	15,276,411	1,527,641	1,795,324	(3,322,965)	-

Capital contribution	-	-	25,782	-	25,782

Net loss	-	-	-	(25,782)	(25,782)
Balance, December 31, 2009	15,276,411	$1,527,641	$1,821,106	$(3,348,747)	$-

See summary of accounting policies and notes to financial statements.

BEAUTY BRANDS GROUP, INC.
STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2009	December 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(25,782)	$(28,262)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating liabilities:
Accounts payable	-	(4,872)
Net cash used in operating activities	(25,782)	(33,134)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution	25,782	33,134

Net change in Cash	-	-

Cash, Beginning of Year	-	-

Cash, End of Year	$-	$-

Supplemental Disclosure of Cash Flow Information:

Interest paid	$-	$-
Income taxes paid	$-	$-

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

Basic and diluted net loss per share.  The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the years ended December 31, 2009 and 2008, there were no potential dilutive securities.

Stock based compensation.  Beauty Brands adopted ACS 718 on January 1, 2006 using the modified prospective method. ACS 718 requires all share-based payments to employees, including stock options, to be expensed based on their fair value over the required award service period. Beauty Brands uses the straight line method to recognize compensation expense related to share-based payments. In prior years, Beauty Brands followed Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” in accounting for its stock option awards to employees, which required recording share-based compensation expense for awards that were issued at exercise prices less than fair value at the date of grant. For Beauty Brand’s non-employees, share-based expense is recorded in accordance with Emerging Issues Task Force No.  96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquistion, or in Conjunction with Selling, Goods or Services.”

Recently issued accounting pronouncements.  The Company implemented ASC 855 , Subsequent Events . This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of ASC 855 did not impact the Company’s financial position or results of operations. The Company evaluated all events or transactions that occurred after December 31, 2009 up through March 31, 2010 the date the Company issued these financial statements.  During this period, the Company had no subsequent events.

Beauty Brands does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Beauty Brand’s results of operations, financial position or cash flow.

NOTE 2 – GOING CONCERN

Beauty Brands incurred net losses and negative cash flows from operations in fiscal years 2009 and 2008.  These conditions raise substantial doubt as to Beauty Brands’ ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Beauty Brands is unable to continue as a going concern. Management is trying to raise additional capital through sales of common stock as well as seeking viable candidates to purchase the Company.

NOTE 3 – CAPITAL CONTRIBUTION AND RELATED PARTY TRANSACTIONS

$25,782 and $33,134 of expenses were paid in 2009 and 2008, respectively, on behalf of Beauty Brands by the shareholders and is reflected as a capital contribution and an expense for Beauty Brands.

Beauty Brands principal office is in the office of Beauty Brands principal shareholder pursuant to a verbal agreement on a rent-free month-to-month basis.

NOTE 4 - INCOME TAXES AND CHANGE OF CONTROL

Beauty Brands uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.   During fiscal years ended 2009 and 2008, Beauty Brands incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $25,000 at December 31, 2009, and will expire in the years through 2029.

Internal Revenue Section 382 restricts the ability to use these carryforwards whenever an ownership change as defined occurs.  Beauty Brands incurred such an ownership change in 2006 and 2008.  Because Beauty Brands’s stock trading has been limited, no significant losses occurring prior to that date are available.

At December 31, 2009 and 2008, deferred tax assets consisted of the following:

	2009	2008

Deferred tax assets
Net operating losses	$3,800	$-
Less: valuation allowance	(3,800)	-

Net deferred tax asset	$-	$-

In a private transaction not involving the company, on November 26, 2008, the then controlling shareholder of the company, Deer Creek Capital, L.P. , transferred control of the company in a series of transactions to FormCap Advisory, LLC.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

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

The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise.  Our CEO and CFO do not possess accounting expertise.  This weakness is due to the company’s lack of working capital to hire additional staff.  To remedy this material weakness, we intend to engage additional resources to assist with financial reporting as soon as our finances will allow.

The Company’s management carried out an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. The Company’s management based its evaluation on criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2009.

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

Item 9B.  Other Information.

None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)  Identification of Directors

The Company’s directors, their ages and positions and the periods during which each has served as such are as follows:

Name	Age	Position	Appointed
James Altucher	42	Chairman, President	May 2007
Dan Kelly	33	Director and CFO	May 2007
Terry Tecco	57	Director	December 2006

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

Compensation and Audit Committees

Our Audit Committee is comprised of our two officers, Dan Kelly and James Altucher.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the “Reporting Persons”) to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us.  On March 31, 2010, the members of our principal shareholder, FormCap Advisory, LLC, James Altucher and Dan Kelly, filed forms 3 and 4 regarding their respective initial appointments as our Chairman and Director and reflecting the acquisition by FormCap Advisors, LLC of the majority of our issued and outstanding common stock in November 2008.  The failure by Mr,. Altucher and Mr. Kelly to timely file said forms 3 and 4 was inadvertent. Neither Mr. Altucher nor Mr. Kelly made any public or private purchases or sales of our common stock or other equities other than indirectly, through the November 2008 transaction.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that our Board of Directors following a merger or other acquisition transaction will adopt a Code of Ethics.

Item 11.	Executive Compensation.

(a)	Summary Compensation Table

		Annual Compensation			Long-term Compensation
					Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Compensation ($)	Award(s) ($)	Options/SARs (#)	Payouts ($)	Compensation ($)
James Altucher, President	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2008	-0-	-0-	-0-	-0-		-0-	-0-
Dan Kelly, CFO	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(b)	Option/SAR in Last Fiscal Year

Individual Grants
(a)	(b)	(c)	(d)	(e)
Name	Number of Securities Underlying Options/SARs Granted (#)	% Of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date

N/A	—	—	—	—

(c)	Aggregate Option/SAR Exercises in Last Fiscal Year and FY-end Option/Share Values

(a)	(b)	(c)	(d)	(e)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY-End (#)Exercisable/Unexercisable	Value of Unexercised In-the-money Options/SARs at FY-End ($) Exercisable/Unexercisable

N/A	—	—	—	—

(d)	Long-term Incentive Plans — Awards in Last Fiscal Year

Estimated Future Payouts Under No Stock Priced-Based Plans
(a)	(b)	(c)	(d)	(e)	(f)
Name	Number of Shares, Units or Other Rights	Performance or Other Period Until Maturation or Payout	Threshold ($ or #)	Target ($ or #)	Maximum ($ or #)

N/A	—	—	—	—	—

(e)	Compensation of Directors

None of our directors receive compensation for their services as directors.

(f)	Employment Contracts and Termination of Employment/Change in Control Arrangements

The Company does not have any compensatory plan or arrangement regarding the termination of any executive officer or regarding a change in control of the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

(a)	Security Ownership Greater than 5%

(1)	(2)	(3)	(4)
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Formcap Advisory, LLC, 3549 Paxton Avenue Cincinnati, OH 45208	15,193,000 Common Shares	99.45%

(b)	Security Ownership of Management

(1)	(2)	(3)	(4)
Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	James Altucher, 15 Broad Street, Apt. 2624 New York, NY 10022	7,596,500	49.725%*

Common Stock	Dan Kelly, 3549 Paxton Avenue, Cincinnati, OH 45208	7,576,500	49.725%*

* James Altucher and Dan Kelly own these shares indirectly through their respective ownership interests in the Company's principal shareholder, Formcap Advisory, LLP.

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

Item 13.	Certain Relationships and Related Transactions and Director Independence

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

By Exchange Agreement dated on or about November 26, 2008, by and among Deer Creek Capital, L.P. (“Deer Creek”), RPM Trading, LLC. (“RPM”), Formula Capital Management, LLC (“Formula Capital”), and FormCap Advisory, LLC (“FormCap”) , RPM transferred to Deer Creek 1,537,400 shares of the Company’s common stock, whereupon, Deer Creek immediately transferred a total of 15,193,000 shares of the company’s common stock to FormCap at the request of Formula Capital, which request was made in connection with the redemption by Formula Capital of its investment in Deer Creek.  RPM’s transfer of its shares of the Company’s common stock was in exchange for the controlling ownership interest held by Deer Creek in another corporation, Core Technologies (Pennsylvania), Inc.  The result of this exchange was that FormCap became the Company’s majority shareholder and RPM and Deer Creek divested themselves of their entire ownership interest in the Company.   Dan Kelly and James Altucher are the owners and managing members of FormCap Advisory, LLC.

Our Board of Directors consists of James Altucher, Dan Kelly and Terrence Tecco. None of them are independent as such term is defined by a national securities exchange or an inter-dealer quotation system. During the fiscal year ended December 31, 2009, FormCap Advisory, LLC, our principal shareholder, made a $25,782 capital contribution to us.

Item 14.	Principal Accountant Fees and Services

(1)	Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrants financial statements included in the company’s form 10-K, 10SB/A as well as the company’s annual financial statements and to review the financial statements included in the registrant’s Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are:

December 31, 2008	$12,000
December 31, 2007	$11,000

(2)	Audit - Related Fees
N/A

(3)	Tax Fees
N/A

(4)	All Other Fees
N/A

(5)	Audit Committee’s Pre-Approval Policies
The Audit Committee approves the services for the audit firm before the work is performed.

(6)	N/A

Item 15.	Exhibits and Reports on Form 8-K

INDEX TO EXHIBITS

Exhibit No.	Document Description
2.1*	Acquisition Agreement
3.1*	Articles of Incorporation
4.1**	Settlement Agreement

* **
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