Form 10-Q
period 2010-03-31
BEAUTY BRANDS GROUP, INC.
filed 2010-05-17
CIK 1409477

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C.

FORM 10-Q

[X]  Quarterly  Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

or

   [   ] Transitional Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended March 31, 2010

Commission File No.  000-52764

BEAUTY BRANDS GROUP, INC.
(Exact name of Registrant as specified in its charter)

FLORIDA	59-1213720
(State of other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

15 Broad Street, Apt. 2624, New York, New York 10005
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of May 17, 2010, the Company had 15,276,411 shares of $0.10 par value common stock issued and outstanding.

PART I. - FINANCIAL INFORMATION

BEAUTY BRANDS GROUP, INC.
BALANCE SHEETS
(unaudited)

	March 31,	December 31,
	2010	2009

ASSETS

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Total liabilities	$-	$-

Stockholders’ equity (deficit):
Common stock, $.10 par value, 100,000,000 shares authorized;
15,276,411 shares issued and outstanding	1,527,641	1,527,641
Additional paid in capital	1,830,523	1,821,106
Accumulated deficit	(3,358,164)	(3,348,747)

Total stockholders’ (deficit)		-

Total liabilities and stockholders’ (deficit)	$-	$-

See accompanying notes to unaudited financial statements

BEAUTY BRANDS GROUP, INC.
STATEMENTS OF EXPENSES
(unaudited)

	Three Months Ended
	March 31,
	2010	2009

Operating expenses
General &administrative costs	$9,417	$10,741

Net loss	$(9,417)	$(10,741)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Weighted Average Number Of Common Shares Outstanding	15,276,411	15,276,411

See accompanying notes to unaudited financial statements

BEAUTY BRANDS GROUP, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(9,417)	(10,741)
Changes in operating liabilities:
Accounts payable		4,253
Net cash used in operating activities	(9,417)	(6,488)
CASH FLOWS FROM FINANCING ACTIVITES:

Capital contribution	9,417	6,488
Net cash provided by financing activities	9,417	6,488

Increase in Cash	-	-

Cash, Beginning of Period	-	- -

Cash, End of Period	$-	$-

Supplemental Disclosure of Cash Flow Information:

Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to unaudited financial statements

BEAUTY BRANDS GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Beauty Brands Group, Inc. (“Beauty Brands”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Beauty Brand’s Annual Report filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2009 as reported in the Form 10-K have been omitted.

NOTE 2 – GOING CONCERN

Beauty Brands has no assets and operations as of March 31, 2010.  These conditions raise substantial doubt as to Beauty Brands’ ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Beauty Brands is unable to continue as a going concern. Management is trying to raise additional capital through sales of common stock as well as seeking viable candidates to purchase Beauty Brands.

NOTE 3 – RELATED PARTY TRANSACTION

As Beauty Brands is operating as a holding company, they are not generating revenues.  Expenses incurred by Beauty Brands are related to professional fees such as accounting and legal fees.  These expenses are paid by a majority shareholder and contributed to capital. During the quarter ended March 31, 2010, $9,417 was contributed.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operations

The following discussion and analysis presents a review of the operating results of Beauty Brands Group, Inc. (the “Company”) for the three months ended March 31, 2010 and 2009, respectively, and the financial condition of the Company at March 31, 2010. The discussion and analysis should be read in conjunction with the financial statements and accompanying notes included herein, as well as the Company’s audited financial statements for the year ended December 31, 2009 included in Company’s Annual Statement on Form 10K filed on March 31, 2010.

Safe Harbor for Forward-Looking Statements

Statements included in the Quarterly Report filed on Form 10-Q that do not relate to present or historical conditions are “forward-looking statements.” Forward-looking statements may include, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “forecasts,” “intends,” “possible,” “estimates,” “anticipates,” and “plans” and similar expressions are intended to identify forward-looking statements. Our ability to predict projected results or the effect of events on our operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this document. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that could cause actual performance or results to differ materially from those expressed in or implied by, forward-looking statements include, but are not limited to: (i) industry competition, conditions, performance and consolidation, (ii) legislative and/or regulatory developments, (iii) our ability to find to find an acceptable merger candidate, (iv) the effects of adverse general economic conditions, both within the United States and globally, and (v) other factors described under “Risk Factors” contained in the Company’s Annual Statement on Form 10K filed on March 31, 2010.

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

3

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

Results of Operations for the Three Month Periods Ended March 31, 2010 and 2009

The Company has not generated revenue for the three month periods ending March 31, 2010 and 2009.

The Company had general and administrative expenses of $9,417 during the three months ended March 31, 2010 resulting in a net loss of $9,417.  During the same period in 2009, the Company experienced $10,741 in general and administrative expenses, resulting in a net loss of $10,741.  Expenses consisted of general corporate administration, legal and professional fees, and accounting and auditing costs.

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

4

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

5

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEAUTY BRANDS GROUP, INC.
(Registrant)

Date: May 17, 2010
By: /s/ Dan Kelly
       Dan Kelly
Chief Financial Officer and Director

Date: May 17, 2010

By: /s/ James Altucher
President and Chairman

6