Form 10-Q
period 2010-06-30
BEAUTY BRANDS GROUP, INC.
filed 2010-08-12
CIK 1409477

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C.

FORM 10-Q

[X]  Quarterly  Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

or

   [   ] Transitional Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended June 30, 2010

Commission File No.  000-52764

BEAUTY BRANDS GROUP, INC.
-----------------------------
(Exact name of Registrant as specified in its charter)

FLORIDA	59-1213720
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

15 Broad Street, Apt. 2624, New York, New York10005
Address of principal executive offices

Registrant’s telephone number, including area code:
(513) 871-7223

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ♦90 days.    YES ■NO

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company,  See definitions of “large accelerated filer”“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

TABLE OF CONTENTS
Page

Part IFinancial Information

Item 1. Financial Statements	F-1

Balance Sheets as of June 30, 2010 and December 31, 2009 (Unaudited)	F-1

Statements of Expenses for the Three Months and
Six Months Ended June 30, 2010 and 2009 (Unaudited)	F-2

Statements of Cash Flows for the
Six Months Ended June 30, 2010 and 2009 (Unaudited)	F-3

Notes to the Interim Financial Statements (Unaudited)	F-4

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations	4

Item 3.Quantitative and Qualitative Disclosures About Market Risk	5

Item 4. Controls and Procedures	6

Part IIOther Information

Item 1. Legal Proceedings	6

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds	6

Item 3.Defaults Upon Senior Securities	6

Item 4. Submission of Matters to a Vote of Security Holders	6

Item 5. Other Information	7

Item 6.Exhibits	7

Signatures	8

Ex-31.1 Section 302 Certification of Principal Executive Officer

Ex-31.2 Section 302 Certification of Principal Financial Officer

Ex-32 Section 906 Certification of Officers

PART I. - FINANCIAL INFORMATION

BEAUTY BRANDS GROUP, INC.
BALANCE SHEETS
(unaudited)

	June 30,	December 31,
	2010	2009

ASSETS

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Total liabilities	$-	$-

Stockholders’ equity (deficit):
Common stock, $.10 par value, 100,000,000 shares authorized;	1,527,641	1,527,641
15,276,411 shares issued and outstanding
Additional paid in capital	1,843,803	1,821,106
Accumulated deficit	(3,371,444)	(3,348,747)

Total stockholders’ (deficit)	-	-

Total liabilities and stockholders’ (deficit)	$-	$-

See accompanying notes to unaudited financial statements

BEAUTY BRANDS GROUP, INC.
STATEMENTS OF EXPENSES
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Operating expenses
General & administrative costs	$13,280	$8,338	$22,697	$19,079

Net loss	$(13,280)	$(8,338)	$(22,697)	$(19,079)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number Of Common Shares Outstanding	15,276,411	15,276,411	15,276,411	15,276,411

See accompanying notes to unaudited financial statements

BEAUTY BRANDS GROUP, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended	Six Months Ended
	June30, 2010	June30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(22,697)	$(19,079)
Changes in operating liabilities:
Accounts payable		2,103
Net cash used in operating activities	(22,697)	(16,976)
CASH FLOWS FROM FINANCING ACTIVITES:

Capital contribution	22,697	16,976
Net cash provided by financing activities	22,697	16,976

Increase in Cash	-	-

Cash, Beginning of Period	-	-

Cash, End of Period	$-	$-

Supplemental Disclosure of Cash Flow Information:

Interest paid	$-	$-
Income taxes paid	$-	-

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

NOTE 2 – GOING CONCERN

Beauty Brands has no assets and no operations as of June 30, 2010.  These conditions raise substantial doubt as to Beauty Brands’ ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Beauty Brands is unable to continue as a going concern. Management is trying to raise additional capital through sales of common stock as well as seeking viable candidates to purchase Beauty Brands.

NOTE 3 – RELATED PARTY TRANSACTION

As Beauty Brands is operating as a holding company, they are not generating revenues.  Expenses incurred by Beauty Brands are related to professional fees such as accounting and legal fees.  These expenses are paid by the majority shareholder and contributed to capital. During the six months ended June 30, 2010, $22,697 was contributed.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operations

The following discussion and analysis presents a review of the operating results of Beauty Brands Group, Inc. (the “Company”) for the six months ended June 30, 2010 and 2009, respectively, and the financial condition of the Company at June 30,2010. The discussion and analysis should be read in conjunction with the financial statements and accompanying notes included herein, as well as the Company’s audited financial statements for the year ended December 31, 2009 included in Company’s Annual Statement on Form 10K filed on March 31,2010.

Safe Harbor for Forward-Looking Statements

Statements included in the Quarterly Report filed on Form 10-Q that do not relate to present or historical conditions are “forward-looking statements.” Forward-looking statements may include, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Words such as “believes,”“forecasts,”“intends,”“possible,”“estimates,”“anticipates,” and “plans” and similar expressions are intended to identify forward-looking statements. Our ability to predict projected results or the effect of events on our operating results is inherently uncertain. Forward-looking statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those discussed in this document. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements. Important factors that could cause actual performance or results to differ materially from those expressed in or implied by, forward-looking statements include, but are not limited to: (i) industry competition, conditions, performance and consolidation, (ii) legislative and/or regulatory developments, (iii) our ability to find to find an acceptable merger candidate, (iv) the effects of adverse general economic conditions, both within the United States and globally, and (v) other factors described under “Risk Factors” contained in the Company’s Annual Statement on Form 10K filed on March 31,2010.

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

Results of Operations for the Sixth Month Periods Ended June 30, 2010 and 2009

The Company has not generated revenue for the six months periods ending June 30,2010 and 2009.

The Company had general and administrative expenses of $22,697 during the six months ended June 30, 2010 resulting in a net loss of $22,697.  During the same period in 2009, the Company experienced $19,079 in general and administrative expenses, resulting in a net loss of $19,079.  Expenses consisted of general corporate administration, legal and professional fees, and accounting and auditing costs.

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

ITEM 4. Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive and financial officers have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) and have concluded that the disclosure controls and procedures are not effective due to a material weakness.  The material weakness is due to a lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by another professional with accounting expertise.  Our CEO and CFO do not possess accounting expertise and our company does not have an audit committee.  This weakness is due to the company's lack of working capital to hire additional staff.  To remedy this material weakness, we intend to engage additional resources to assist with financial reporting as soon as our finances will allow.

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

Changes in Internal Control over Financial Reporting

There was no significant change in the Company's internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date: August 12, 2009

By: /s/ Dan Kelly
Dan Kelly
Chief Financial Officer and Director

Date: August 12, 2009

By: /s/ James Altucher
President and Chairman