Form 10-Q
period 2010-09-30
BEAUTY BRANDS GROUP, INC.
filed 2010-11-22
CIK 1409477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended:
September 30, 2010

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

Commission File Number: 000-52764

BEAUTY BRANDS GROUP, INC.
 (Exact name of registrant as specified in its charter)
———————

Nevada	77-0571784
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation)	Identification No.)

420 Lexington Avenue, Suite 2320, New York, NY 10170
(Address of Principal Executive Office) (Zip Code)

(212) 661-6800
(Registrant’s telephone number, including area code)

15 Broad Street, Apt. 2624, New York, New York10005
(Former name, former address and former fiscal year, if changed since last report)
———————
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

✓	Yes	No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐  Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 16, 2010, there were 15,276,411 shares of $0.10 par value common stock issued and outstanding.

TABLE OF CONTENTS

Page

Part IFinancial Information

Item 1. Financial Statements

Balance Sheets as of September 30, 2010 and December 31, 2009 (Unaudited)	F-1

Statements of Expenses for the Three Months and
Six Months Ended September 30, 2010 and 2009 (Unaudited)	F-2

Statements of Cash Flows for the
Six Months Ended September 30, 2010 and 2009 (Unaudited)	F-3

Notes to the Interim Financial Statements (Unaudited)	F-4

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations	3

Item 3.Quantitative and Qualitative Disclosures About Market Risk	5

Item 4. Controls and Procedures	5

Part IIOther Information

Item 1. Legal Proceedings	5

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds	5

Item 3.Defaults Upon Senior Securities	6

Item 4. Submission of Matters to a Vote of Security Holders	6

Item 5. Other Information	6

Item 6.Exhibits	6

Signatures	6

Ex-31.1 Section 302 Certification of Principal Executive Officer

Ex-31.2 Section 302 Certification of Principal Financial Officer

Ex-32 Section 906 Certification of Officers

PART I. - FINANCIAL INFORMATION

BEAUTY BRANDS GROUP, INC.
BALANCE SHEETS
(unaudited)

	Sep 30,	December 31,
	2010	2009

ASSETS

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accrued Expenses	$6,312	$-

Total current liabilities	6,312	-

Stockholders’ equity (deficit):
Common stock, $.10 par value, 100,000,000 shares authorized;	1,527,641	1,527,641
15,276,411 shares issued and outstanding
Additional paid in capital	1,848,155	1,821,106
Accumulated deficit	(3,382,108)	(3,348,747)

Total stockholders’ (deficit)	(6,312)	-

Total liabilities and stockholders’ equity (deficit)	$-0-	$-

See accompanying notes to unaudited financial statements

 BEAUTY BRANDS GROUP, INC.
STATEMENTS OF EXPENSES
(unaudited)

	Three Months Ended		Nine Months Ended
	Sep 30,		Sep30,
	2010	2009	2010	2009

Operating expenses
General & administrative costs	$10,664	$3,031	$33,361	$22,110

Net loss	$(10,664)	$(3,031)	$(33,361)	$(22,110)

B Basic and diluted net loss per common share	$(.00)	$(.00)	$(.00)	$(.00)

Weighted Average Number Of Common Shares Outstanding	15,276,411	15,276,411	15,276,411	15,276,411

See accompanying notes to unaudited financial statements

 BEAUTY BRANDS GROUP, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months	Nine Months
	Ended	Ended
	Sep 30, 2010	Sep 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(33,361)	$(22,110)
Changes in operating liabilities:
Accrued Expenses	6,312	2,581
Net cash used in operating activities	(27,049)	(19,529)
CASH FLOWS FROM FINANCING ACTIVITES:

Capital contribution	27,049	19,529
Net cash provided by financing activities	27,049	19,529

Increase in Cash	-	-

Cash, Beginning of Period	-	-

Cash, End of Period	$-	$-

Supplemental Disclosure of Cash Flow Information:

Interest paid	$-	$-
Income taxes paid	$-	-

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

NOTE 2 – GOING CONCERN

Beauty Brands has no assets and operations as of September 30, 2010.  These conditions raise substantial doubt as to Beauty Brands’ ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Beauty Brands is unable to continue as a going concern. Management is trying to raise additional capital through sales of common stock as well as seeking viable candidates to purchase Beauty Brands.

NOTE 3 – RELATED PARTY TRANSACTION

As Beauty Brands is operating as a holding company, they are not generating revenues.  Expenses incurred by Beauty Brands are related to professional fees such as accounting and legal fees.  These expenses are paid by a majority shareholder and contributed to capital.

 ITEM 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operations

The following discussion and analysis presents a review of the operating results of Beauty Brands Group, Inc. (the “Company”) for the nine months ended September 30, 2010 and 2009, respectively, and the financial condition of the Company at September 30, 2010. The discussion and analysis should be read in conjunction with the financial statements and accompanying notes included herein, as well as the Company’s audited financial statements for the year ended December 31, 2009 included in Company’s Annual Statement on Form 10K filed on March 31, 2010.

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

Results of Operations for the Nine Month Periods Ended September 30, 2010 and 2009

The Company has not generated revenue for the six months periods ending September 30, 2010 and 2009.

The Company had general and administrative expenses of $27,049 during the nine months ended June 30, 2010 resulting in a net loss of $27,049.  During the same period in 2009, the Company experienced $22,110 in general and administrative expenses, resulting in a net loss of $22,110.  Expenses consisted of general corporate administration, legal and professional fees, and accounting and auditing costs.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31	PEO and PFO certifications required under Section 302 of the Sarbanes-Oxley Act of 2002

32	PEO and PFO certifications required under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 22, 2010
BEAUTY BRANDS GROUP, INC.
By:	/s/ Paul Goodman
Paul Goodman
President and Chief Financial Officer