Form 10-K
period 2010-12-31
BEAUTY BRANDS GROUP, INC.
filed 2013-02-27
CIK 1409477

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to____________

Commission File Number: 000-52764

BEAUTY BRANDS GROUP, INC.
(Exact name of registrant as specified in its charter)

Florida	59-1213720
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

40 Wall Street New York, New York 10005 (Address of principal executive offices)

(212) 509-1700
(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, $0.10 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐Yes    ☒No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐Yes    ☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐Yes    ☒No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐Yes    ☒No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒Yes    ☐No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was $0.00 based upon the last reported sales of the registrants common stock on the Over-the-Counter Bulletin Board.  Shares of common stock held by each executive officer and director and by each person who is known to own 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 22, 2013, there were 15,276,411 shares of $0.10 par value common stock outstanding.

No documents are incorporated into the text by reference.

FORWARD LOOKING STATEMENTS

In this Annual Report on Form 10-K, references to “dollars” and “$” are to United States dollars and, unless the context otherwise requires, references to “we,” “us” and “our” refer to Beauty Brands Group, Inc.

This Annual Report contains certain forward-looking statements. When used in this Annual Report, statements which are not historical in nature, including the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend” “may,” “project,” “plan” or “continue,” and similar expressions are intended to identify forward-looking statements. They also include statements containing anticipated business developments, a projection of revenues, earnings or losses, capital expenditures, dividends, capital structure or other financial terms.

The forward-looking statements in this Annual Report are based upon management’s beliefs, assumptions and expectations of our future operations and economic performance, taking into account the information currently available to them. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties, some of which are not currently known to us that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. These forward-looking statements are based on our current plans and expectations and are subject to a number of uncertainties and risks that could significantly affect current plans and expectations and our future financial condition and results.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this filing might not occur. We qualify any and all of our forward-looking statements entirely by these cautionary factors. As a consequence, current plans, anticipated actions and future financial conditions and results may differ from those expressed in any forward-looking statements made by or on our behalf. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented herein.

PART I

Item 1.  Business.

Overview

Beauty Brands Group, Inc. ("We", "Us" or the "Company") was incorporated  as a Florida corporation in 1968 under the name of  “Chemair Corporation of America.”  In February 1983, the Company changed its name to Beauty Brands Group, Inc.  The Company ceased operations and has not had any operations since 1993.

The Company is now considering business opportunities for merger or acquisition that might create value for its shareholders.  We have no day-to-day operations.  In addition, our officers and directors devote limited time and attention to the affairs of the Company.

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

Corporate History and Structure

We were incorporated in the State of Florida in 1968, originally under the corporate name of Chemair Corporation of America.  In February 1983, we changed our name to Beauty Brands Group, Inc.

On or about November 26, 2008, pursuant to Exchange Agreement dated on or about November 26, 2008, by and among Deer Creek Capital, L.P. ("Deer Creek"), RPM Trading, LLC. ("RPM"), Formula Capital Management, LLC ("Formula Capital"), and FormCap Advisory, LLC ("Form Cap"), RPM transferred to Deer Creek 1,537,400 shares of the Company's common stock, whereupon, Deer Creek immediately transferred all of its shares of the Company's common stock to FormCap at the request of Formula Capital, which request was made in connection with the redemption by Formula Capital of its investment in Deer Creek. RPM's transfer of its shares of the Company's common stock to Deer Creek was in exchange for the controlling ownership interest held by Deer Creek in another corporation, Core Technologies (Pennsylvania), Inc. The result of this exchange was that FormCap became the majority shareholder of Beauty Brands Group, Inc. and RPM and Deer Creek divested themselves of their entire ownership interest in the Company. James Altucher and Dan Kelly were the beneficial owners of FormCap Advisory, LLC.

On July 29, 2010, FormCap Advisory, LLC, sold 15,068,000 shares of our common stock, representing a 98.6% ownership interest in our Company, to Baytree Capital Associates, LLC, for $230,000.  In connection with the sale, Messrs. Altucher and Kelly resigned as directors and officers of the Company.  Mr. Paul Goodman was appointed as the Company’s director, chief executive officer, president and chief financial officer.  The sale resulted in a change of control.

Effective as of March 2, 2012, our Board appointed Mr. Gianluca Cicogna Mozzoni as our director to fill a vacancy on the Board.  In addition, the Board appointed Mr. Cicogna Mozzoni as our President and Chief Executive Officer, Secretary and Chief Financial Officer as of March 2, 2012.  On March 5, 2012, Mr. Goodman resigned as a director of the Company.

On February 5, 2013, our Board appointed Mr. James Fuller as our director.  On February 5, 2013, Mr. Cicogna Mozzoni resigned as our director, President, Chief Executive Officer, Secretary and Chief Financial Officer.  To replace Mr. Cicogna Mozzoni, our Board appointed Mr. Fuller as our President,  Chief Executive Officer, Secretary and Chief Financial Officer.

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

Marketing and Sales

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

Employees

Currently, the Company has no operating business. The Company currently has no employees.  Management uses attorneys and accountants as necessary and does not plan to engage any full-time employees in the near future unless we become an operating business.

 Although, is the intention of the current management to locate a new business opportunity, either by acquisition of assets, stock or as a result of a merger, there is no assurance that the Company will be successfully in locating such business opportunity.

Item 1A.  Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 1B.  Unresolved Staff Comments.

Because we are not an accelerated filer, a large accelerated filer or a well-known seasoned issuer, this Item 1B is not applicable.

Item 2.  Properties.

We do not currently lease or own any real property.

Item 3.  Legal Proceedings.

As of February 22, 2013, we are not a party to, or threatened by, any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

Item 4.  Mine Safety Disclosure.

Not Applicable.

PART II

Item 5.  Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

On May 13, 2008, our Common Stock started trading on the OTC Bulletin Board under the symbol “BBGR”.  October 6, 2010 our stock was deleted from the OTC Bulletin Board and moved to the Pink Sheets, due to our failure to comply with Rule 15c2-11.   The market for our common stock is limited and could be volatile. The following table sets forth the range of high and low bid quotations or high and low closing prices, as applicable, for our Common Stock for each of the periods indicated as reported by the Pink Sheets or the OTC Bulletin Board. The prices for the Pink Sheets and the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commissions. The OTC Bulletin Board and Pink Sheet prices listed below may not represent actual transaction prices.

	High	Low
Year Ended December 31, 2012:
1st Quarter	$0.05	$0.05
2nd Quarter	$0.05	$0.05
3rd Quarter	$0.05	$0.05
4th Quarter	$0.05	$0.05

Year Ending December 31, 2011:
1st Quarter	$0.06	$0.05
2nd Quarter	$0.06	$0.06
3rd Quarter	$0.06	$0.06
4th Quarter	$0.06	$0.06

On February 22, 2013, there were  15,276, 411  shares of our common stock outstanding. As of February 22, 2013, our shares of common stock were held by approximately 244 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividend Policy

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

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited  financial statements and related notes appearing elsewhere in this Annual Report.  In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report, particularly in “Item 1A. Risk Factors.”

Overview

The Company ceased operations since 1993  and has not had any operations. The Company is now considering business opportunities for merger or acquisition that might create value for its shareholders.  We have no day-to-day operations.  In addition, our officers and directors devote limited time and attention to the affairs of the Company.

Plan of Operations

The Company’s plan of operation for this fiscal year  is to identify and acquire a favorable business opportunity. The Company does not plan to limit its options to any particular industry, but will evaluate each opportunity on its merits.

The Company has not yet entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in any transaction, as of the date of the filing of this Report.

We reported no current assets as of December 31, 2010.  Total current liabilities reported of $6,953 consisting of accounts payable.  Stockholders’ deficit increased from a deficit of $0 at December 31, 2009  to a deficit of $6,953 at December  31, 2010.

In the Company’s auditors report dated February 27, 2013, the Company’s auditors indicated there was substantial doubt about the Company’s ability to continue as a going concern without additional fund-raising. Accordingly, unless we raise additional working capital, obtain project financing and/or revenues grow to support our business plan, we may be unable to remain in business.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows and changes in our financial position should be read in conjunction with our audited  financial statements and notes thereto for the fiscal year ended December 31, 2010 annexed hereto.

Comparison of Fiscal Years Ended December 31, 2010 and December 31, 2009

Total expenses for the year ended December 31, 2010 increased to $33,221 from $25,782 for the year ended December 31, 2009, due largely to an increase in selling, general, and administrative  expenses from primarily attributed to an increase in professional costs and fees associated with our business focus and our fundraising efforts.

We had an accumulated deficit during this period of $3,381,968.  Our business plan is principally directed at potential acquisition targets and revenue-generating opportunities.

Liquidity and Capital Resources

As of December 31, 2010, we had no cash or other current assets.  As of December 31, 2009, we also had no cash or other current assets.  For the year ended December 31, 2010, we had no cash provided by operating, investing or financing activities.  We had negative cash flows from operations of $33,221 and $25,782 for the years ended December 31, 2010 and 2009, respectively.  Shareholders of the Company paid expenses totaling $26,268 during the year ended December 31, 2010, including accounting, administration, consulting and professional fees.

The Company had cash flows from financing activities of $26,268 and $25,782 for the years ended December 31, 2010 and 2009, respectively.

We currently have no revenue from operations and have not generated any revenue from operations.  Since inception and prior to the year ended December 31, 2010  our Company was funded by a shareholder advance.   During the year ended December 31, 2009, we funded our operations from a shareholder advance.

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

Consequently, we may not be able to proceed with our intended business plans and our business will then likely fail.

Outstanding Long-Term Indebtedness

None

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

None

Critical Accounting Policies

Accounting Judgments and Estimates

Certain amounts included in or affecting our  financial statements and related disclosures must be estimated, requiring us to make certain assumptions with respect to values or conditions that cannot be known with certainty at the time the financial statements are prepared. These estimates and assumptions affect the amounts we report for assets and liabilities and our disclosure of contingent assets and liabilities at the date of our financial statements. We routinely evaluate these estimates, utilizing historical experience, consulting with experts and other methods we consider reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from our estimates. Any effects on our business, financial position or results of operations resulting from revisions to these estimates are recorded in the period in which the facts that give rise to the revision become known.

We believe that certain accounting policies are of more significance in our financial statement preparation process than others, which policies are discussed below. See also Note 2 to the financial statements for a summary of our principal accounting policies.

Please refer to the notes to the financial statements included elsewhere in this filing for a more complete listing of all of our critical accounting policies.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data

Financial Statements

Please see the accompanying Financial Statements attached hereto beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the required time periods and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective, and management is required to exercise its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010.  Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are not effective due to a material weakness.  The material weakness is due to a lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by another professional with accounting expertise, and our failure to file  this Form 10-K within its respective prescribed periods.    Our principal executive and financial officer does not possess accounting expertise and our company does not have an audit committee.  This weakness is due to the company’s lack of working capital to hire additional staff.  To remedy this material weakness, we intend to engage additional resources to assist with financial reporting as soon as our finances will allow.

Management’s Report on Internal Control over Financial Reporting

Management, under the supervision of our chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d(f) under the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States, or GAAP.  Internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets, (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, (c) provide reasonable assurance that receipts and expenditures are being made only in accordance with appropriate authorization of management and the board of directors, and (d) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.  A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis by our  internal controls.  A “significant deficiency” is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the registrant’s financial reporting.  A “deficiency” in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

During our review of our financial statements and results for the year ended December 31, 2010, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting. Based on the evaluation of our internal control over financial reporting, we determined that we had significant deficiencies which could adversely affect our ability to initiate, authorize, record, process or report financial data in accordance with US GAAP.  While the areas we identified are sources of potential risk, we do not believe that these potential risks have affected our financial statements or that there are any errors in our previously reported financial statements that would require restatement.  The significant deficiencies we found related to a lack of sufficient qualified accounting and financing personnel with an appropriate level of US GAAP knowledge and experience appropriate to its financial reporting requirements.  Based on our evaluation and because of the significant deficiencies we identified, our management concluded that our internal control over financial reporting was not effective as of December 31, 2010.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to Dodd-Frank Wall Street Reform and Consumer Protection Act that permit us, as a smaller reporting company, to provide only management’s report in this Annual Report.

Remediation Plan

Subject to availability of funds and completion of successful merger or acquisition, we  intend to devote significant resources to remediating, improving and documenting our disclosure controls and procedures and internal controls and procedures, including hiring a new chief financial officer with US GAAP and SEC reporting experience, additional accounting, and finance staff, and consultants to assist with these functions, and implementing additional financial and management controls, reporting systems and procedures.  These measures may not ensure the adequacy of our internal controls over our financial processes and reporting in the future.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting. However, in light of the above determination that our internal controls over financial reporting for the period ended December 31, 2010, was not effective, as discussed above, subject to availability of funds and completion of successful merger or acquisition, we intend to implement changes made to our internal control over financial reporting to address the above material weaknesses.

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors, Executive Officers and Significant Employees

The following table sets forth the name and age of each member of our current members of our board of directors and/or executive officers, the positions and offices held by each of them with us, and the period during which they have served in their respective position.  Directors serve until the election and qualification of their successors.   There was no arrangement or understanding between any executive officer or director and any other person pursuant to which any person was elected as an executive officer or director.  There are no family relationships among our current officers, directors, or persons nominated for such positions.  The Company has no significant employees.

Name	Age	Position	Period Served

James Fuller(1)	71	Chairman of the board of directors, Chief Executive Officer, Chief Financial Officer and President	February 2013 to present
_________________________
(1)          Mr. Fuller was appointed on February 5, 2013, upon the resignation of Mr. Cicogna Mozzoni, our former director, Chief Executive Officer, Chief Financial Officer, and President on February 5, 2013.

James Fuller.  Mr. Fuller was appointed as our director, President and Chief Executive Officer, Chief Financial Officer and Secretary on February 5, 2013.  Since February 2010,  Mr. Fuller, age 71, has served as a director, and Chairman of the Audit Committee and Independent Financial Expert of Cavitation-Technologies,  Inc., a public company engaged in the business of designing and engineering environmentally friendly technology based systems.  He was formerly a Vice President of the New York Stock Exchange and director of the Securities Investor Protection Corporation. In addition to his over 30 years experience in the securities markets, Mr. Fuller sat on the Board of Trustees of the University of California, Santa Cruz and previously served as Chairman of their Audit Committee and Independent Financial Expert. Jim is a partner at Baytree Capital Associates, LLC. He received his BS in Political Science from San Jose State University and his MBA from California State University- Fresno.

We do not have an employment agreement with Mr. Fuller, nor do we anticipate compensating Mr. Fuller for serving as our officer and director. There are no arrangements or understandings between Mr. Fuller and any other persons pursuant to which Mr. Fuller was selected as director, nor are there any transactions between us and Mr. Fuller in which he has a direct or indirect material interest required to be reported pursuant to the rules and regulations of the Commission.

Our Board of Directors and Audit Committee Financial Expert

Due to our relative small size and inactive business, we do not have a separate Audit Committee, Compensation Committee and Nominations Committee and the Board has not made a determination as to whether a board member is an “audit committee financial expert” as such term is defined in Item 407(d) of Regulation S-K promulgated by the SEC.

Instead, our entire Board of Directors acts as the audit committee within the meaning of Section 3(a)(58)(B) of the Exchange Act.  In fulfilling its oversight responsibilities, the Board of Directors has reviewed and discussed the audited financial statements with management and discussed with the independent auditors the matters required to be discussed by SAS 61. Management is responsible for the financial statements and the reporting process, including the system of internal controls. The independent auditors are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles.

The Board of Director discussed with the independent auditors, the auditors’ independence from the management of the Company and received written disclosures and the letter from the independent accountants.

After Board of Director’s review and discussions, as mentioned above, the Board of Director recommended that the audited financial statements be included in this Annual Report on Form 10-K.

Director Independence

The Company does not have an “independent director” as independent  is defined in the listing standards for the Nasdaq Stock Market.

Board Leadership Structure and Role in Risk Oversight

The Board does not have a policy as to whether the roles of our Chairman and Chief Executive Officer should be separate. Instead, the Board makes this determination based on what best serves the our Company’s needs at any given time. In light of the Company’s current inactive business and limited resources, Mr. Fuller  holds the positions of Chairman and Chief Executive Officer of our Company.   In the future, the Board may decide to separate the positions of Chairman and Chief Executive Officer in the future if the Board believes it is in the best interest of the Company and our stockholders.  In its governance role, and particularly in exercising its duty of care and diligence, the Board is responsible for ensuring that appropriate risk management policies and procedures are in place to protect the company’s assets and business.  Our Board has broad and ultimate oversight responsibility for our risk management processes and programs and executive management is responsible for the day-to-day evaluation and management of risks to the company.

Governance Committee and Nominations to the Board of Directors

There were no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Code of Ethics

We have not adopted a Code of Ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the “Commission”) initial statements of beneficial ownership, reports of changes in ownership and Annual Reports concerning their ownership, of Common Stock and other of our equity securities on Forms 3, 4, and 5, respectively.  Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish us with copies of all Section 16(a) reports they file.

To the best of our knowledge, based solely on information publicly available, during the fiscal year ended December 31, 2010, Mr. Paul Goodman failed to file a Form 3 regarding his appointment as our director, chief executive officer, and chief financial officer. In addition, Mr. Kelly failed to filed a Form 4 reporting the disposition of shares to Baytree Capital Associates.  In connection with Baytree Capital Associates, LLC’s acquisition of 15,068,000 shares, Mr. Michael Gardner, as the beneficial owner of Baytree Capital Associates, LLC,  did not timely file the Form 3.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten  years, none of our directors or executive officers were involved in any of the following: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth information regarding all forms of compensation received by all persons who served as our named executives officers during the fiscal years ended December 31, 2010 and 2009, respectively. We did not have any executive officer who received more than $100,000 for services during the fiscal years ended December 31, 2010 and 2009, respectively.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
(a)	(b)	(c)	(d)	(e)(1)	(f)(1)	(g)	(h)

James Altucher(1) Former Chairman of Board of Directors, Chief Executive Officer, and President	2010	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
	2009	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

Dan Kelly(2), Chief Financial Officer	2010	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
	2009	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

Paul Goodman(3) Former Chief Executive Officer, President and Chief Financial Officer	2010	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
	2009	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

____________
(1) Mr. Altucher resigned from all positions he held with the Company on July 28, 2010
(2) Mr. Kelly resigned from all positions he held with the Company on July 28, 2010
(3) Mr. Goodman was appointed as the chairman of Board of Directors, Chief Executive Officer, Chief Financial Officer, and Secretary on July 28, 2010.  Mr. Goodman resigned from all such positions on March 5, 2012.

Employment Agreements with Executive Officers and Director

We have no employment agreements with our executive officers or directors.

Benefit Plans

We do not have any profit sharing plan or similar plans for the benefit of our officers, directors or employees.  However, we may establish such plans in the future.

Outstanding Equity Awards at December 31, 2010

We had no outstanding equity awards at December 31, 2010.

Compensation of Directors

The following table sets forth compensation paid to our non-executive directors for the fiscal year ended December 31, 2010.

Name	Fees Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)(1)	(c)(2)	(d)(2)	(e)	(f)	(g)

Paul Goodman		-0-	-0-	-0-	-0-	-0-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of February 22, 2013, information concerning the beneficial ownership of shares of our common stock held by our directors, our named executive officers, our directors and executive officers as a group, and each person known by us to be a beneficial owner of 5% or more of our outstanding common stock.

Beneficial ownership is determined according to the rules of the SEC.  Beneficial ownership means that a person has or shares voting or investment power of a security and includes any securities that person has the right to acquire within 60 days after the measurement date, such as those acquirable pursuant to options, warrants or convertible notes.  Except as otherwise indicated, we believe that each of the beneficial owners of our common stock listed below, based on information each of them has given to us, has sole investment and voting power with respect to such beneficial owner’s shares, except where community property or similar laws may apply.  For purposes of the column for shares underlying convertible securities, in accordance with rules of the SEC, shares of our common stock underlying securities that a person has the right to acquire within 60 days of February 22, 2013 are deemed to be beneficially owned by such person for the purpose of computing the percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the ownership percentage of any other person.

Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Total Outstanding	Percent (2)
Directors and Named Executive Officers

James Fuller	-	-
Directors and executive officers as group 1 person)	-
-
5% Beneficial Owners
Baytree Capital Associates, LLC(3)	15,068,000	98.6%

 ______________
*Individual owns less than 1% of our securities.

(1)	Includes shares of our common stock issuable upon exercise of options or upon conversion of warrants or convertible notes within 60 days.
(2)	Based on 15,276,411 shares of our common stock outstanding as of February 22, 2013.
(3)	The address for this beneficial owner is 40 Wall Street, 58th Street, New York, NY 10005.
Michael Gardner, as the sole managing member, is the sole beneficial owner of Baytree Capital Associates, LLC.

Securities Authorized for Issuance under Equity Compensation Plans

We have not adopted an equity compensation plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons:

There has been no reportable related party transactions during fiscal year ended December 31, 2010 and 2009.

Review, Approval or Ratification of Transactions with Related Persons

Our Board of Directors reviews and approves or ratifies any related person transaction that is required to be disclosed as such transactions required the approval of our Audit Committee. We did not have any related party transactions during fiscal years ended December 31, 2010 and 2009.

Item 14. Principal Accountant Fees and Services

As reported in our Current Report on Form 8-K filed with the SEC, on March 2, 2012, our Board of Directors  approved the dismissal of  Malone Bailey LLP (“Malone Bailey”) as our independent registered public accounting firm, and approved the engagement of Friedman LLP (“Friedman”) as our independent registered public accounting firm.

For fiscal year ended December 31, 2009, Malone Bailey issued an audit report on our balance sheet as of December 31, 2009 and 2008 and the related statements of expenses, shareholders’ deficit, and cash flows for the years then ended. The report of Malone Bailey on the foregoing financial statements did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to any uncertainty, audit scope or accounting principles, other than as to the substantial doubt of the Company's ability to continue as a going concern.

During the periods ended December 31, 2009, through the date of dismissal, (i) we did not have any disagreements with Malone Bailey  on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Malone Bailey would have caused it to make a reference to the subject matter of the disagreements in connection with its reports, and (ii) there were no "reportable events," as described in Item 304(a)(1)(v) of Regulation S-K of the Securities Exchange Act of 1934, as amended (“Regulation S-K”).

Effective as of March 2, 2012, our Board appointed Friedman as our independent registered public accounting firm.  Prior to our engagement of Friedman, neither us nor anyone acting on our behalf consulted Friedman with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us or oral advice was provided that Friedman concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement or reportable events set forth in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K.

Audit Fees

During the years ended December 31, 2010 and 2009, the fees for Friedman LLP were approximately $5,000 and $0, respectively.  The fees were for professional services for audit of our Form 10-K.

During the years ended December 31, 2010 and 2009, the fees for Malone Bailey LLP (“Malone Bailey”) were approximately $4,020 and $10,748, respectively.  The fees were for professional services for the audit of our Form 10-K financial statements and review of our quarterly Form 10-Q financial statements.

Audit-Related Fees

During the years ended December 31, 2010 and 2009, there were no audit related fees incurred by Malone Bailey or Friedman.

Tax Fees

During the years ended December 31, 2010 and 2009, there were no fees relating to professional tax services by Malone Bailey or Friedman.

All Other Fees

During the years ended December 31, 2010 and 2009, there were no other fees relating to services provided by  Malone Bailey or Friedman.

The above-mentioned fees are set forth as follows in tabular form:

	2010	2009
Total Audit Fees	$9,020	$10,748
Total Audit Related Fees	$-0-	$-0-
Total Tax Fees	$-0-	$-0-

Total of All Other Fees	-0-	-0-

Audit Committee Pre-Approval Policies and Procedures

The policy of our board of directors, acting as the audit committee,  is to pre-approve all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services.  All services and fees described above for the years ended December 31, 2010 and 2009 were approved by our Board.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements

The following documents are filed as part of this Annual Report:

(a)           Financial Statements:

Exhibits

The following exhibits are filed as a part of this Annual Report.

Exhibit No.	Description
2.1	Acquisition Agreement (1)
3.1	Articles of Incorporation(1)
3.2	Certificate of Amendment to Articles of Incorporation*
4.1	Settlement Agreement(2)
31.1	Certification of Principal Executive Officer and Chief Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

__________________________
*	Filed herewith.
(1) (2)	Incorporated by reference from Form 10-SB filed with the SEC on August 13, 2007 Incorporated by reference from Form 10-SB/A filed with the SEC on October 15, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

Date: February 27, 2013	BEAUTY BRANDS GROUP, INC.

By: /s/ James Fuller
James Fuller
Chief Executive Officer, President and Chief
Financial Officer
(Principal Executive Officer and Principal
Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the dates indicated.

Date: February 27, 2013	/s/ James Fuller
James Fuller,
Chief Executive Officer, President, Chief Financial
Officer, and Chairman of the Board

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board Directors
Beauty Brands Group, Inc.
New York, New York

We have audited the accompanying balance sheet of Beauty Brands Group, Inc. (“Beauty Brands”) as of December 31, 2009 and the related statements of expenses, shareholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of Beauty Brands' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Beauty Brands is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Beauty Brands internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Beauty Brands Group, Inc. as of December 31, 2009 and the results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Malone Bailey LLP
www.malone-bailey.com
Houston, TX
March 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Beauty Brands Group, Inc.

We have audited the accompanying balance sheet of Beauty Brands Group, Inc. (the “Company”) as of December 31, 2010, and the related statements of expenses, stockholders' deficit, and cash flows for the year ended December 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards established by the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Beauty Brands Group, Inc. will continue as a going concern. As more fully described in Note B, the Company has incurred substantial accumulated deficits and operating losses.  These issues lead to substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also discussed in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Friedman LLP
East Hanover, New Jersey
February 27, 2013

BEAUTY BRANDS GROUP, INC.
BALANCE SHEETS
December 31, 2010 and 2009

	December 31,	December 31,
	2010	2009

ASSETS

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Total liabilities
Accounts payable	$6,953	$-

Total current liabilities	6,953	-

Stockholders’ deficit:
Common stock, $.10 par value, 100,000,000 shares authorized;
15,276,411 share issued and outstanding at December 31, 2010 and 2009	1,527,641	1,527,641
Additional paid-in capital	1,847,374	1,821,106
Accumulated deficit	(3,381,968)	(3,348,747)

Total stockholders’ deficit	(6,953)	-

Total liabilities and stockholders’ deficit	$-	$-

See summary of accounting policies and notes to financial statements.

BEAUTY BRANDS GROUP, INC.

STATEMENTS OF EXPENSES
For the years ended December 31, 2010 and 2009

	Year Ended December 31, 2010	Year ended December 31, 2009

Operating expenses:
Selling, general and administrative	$33,221	$25,782

Net loss	$(33,221)	$(25,782)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Weighted Average Number Of Common Shares Outstanding – basic and diluted	15,276,411	15,276,411

See summary of accounting policies and notes to financial statements.

BEAUTY BRANDS GROUP, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT
For the years ended December 31, 2010 and 2009

	COMMON STOCK
	SHARES	AMOUNT	ADDITIONAL PAID IN CAPITAL	ACCUMULATED DEFICIT	TOTAL STOCKHOLDERS’ DEFICIT

Balance, December 31, 2008	15,276,411	$1,527,641	$1,795,324	$(3,322,965)	-

Capital contribution	-	-	25,782	-	25,782

Net Loss	-	-	-	(25,782)	(25,782)

Balance, December 31, 2009	15,276,411	1,527,641	1,821,106	(3,348,747)	-

Capital contribution	-	-	26,268	-	26,268

Net loss	-	-	-	(33,221)	(33,221)
Balance, December 31, 2010	15,276,411	$1,527,641	$1,847,374	$(3,381,968)	(6,953)

See summary of accounting policies and notes to financial statements.

BEAUTY BRANDS GROUP, INC.

STATEMENTS OF CASH FLOWS
 For the years ended December 31, 2010 and 2009

	Year Ended	Year Ended
	December 31, 2010	December 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(33,221)	$(25,782)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating liabilities:
Accounts payable	6,953
Net cash used in operating activities	(26,268)	(25,782)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution	26,268	25,782

Net change in Cash	-	-

Cash, Beginning of Year	-	-

Cash, End of Year	$-	$-

Supplemental Disclosure of Cash Flow Information:

Interest paid	$-	$-
Income taxes paid	$-	$-

See summary of accounting policies and notes to financial statements.

BEAUTY BRANDS GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Background and Nature of Operations

Beauty Brands Group, Inc. (“We”, “Us” or the “Company”) is a holding company that was incorporated in Florida in 1968. It began operations as Chemair and later changed its name to Beauty Brands Group, Inc.  The Company ceased all operations in 1993 and is currently seeking candidates to acquire its stock or to complete a merger.

Use of Estimates

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Revenue Recognition

The Company has no revenues.

Income taxes

The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered.  The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Basic and diluted net loss per share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the years ended December 31, 2010 and 2009, there were no potential dilutive securities.

NOTE B – GOING CONCERN

The Company incurred net losses and negative cash flows from operations in fiscal years 2010 and 2009.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is trying to raise additional capital through sales of common stock as well as seeking viable candidates to purchase the Company.

NOTE C – CAPITAL CONTRIBUTION AND RELATED PARTY TRANSACTIONS

$26,268 and $25,782 of expenses were paid in 2010 and 2009, respectively, on behalf of the Company by the shareholders and is reflected as a capital contribution and an expense for the Company.

The Company’s principal office is in the office of the Company’s principal shareholder pursuant to a verbal agreement on a rent-free month-to-month basis.

NOTE D - INCOME TAXES AND CHANGE OF CONTROL

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.   During fiscal years ended 2010 and 2009, the Company incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.   The cumulative net operating loss carry-forward is approximately $5,402 at December 31, 2010, and will expire in the years through 2031.

NOTE D – INCOME TAXES AND CHANGE OF CONTROL - continued

Internal Revenue Section 382 restricts the ability to use these carryforwards whenever an ownership change as defined occurs.  The Company incurred such an ownership change in 2006, 2008 and 2010.  Because the Company’s stock trading has been limited, no significant losses occurring prior to that date are available.

At December 31, 2010 and 2009, deferred tax assets consisted of the following:

	2010	2009

Deferred tax assets
Net operating losses	$5,402	$3,800
Less: valuation allowance	(5,402)	(3,800)

Net deferred tax asset	$-	$-

In a private transaction not involving the company, on July 28, 2010, the then controlling shareholder of the Company, FormCap Advisory, LLC, transferred control of the Company in a series of transactions to Baytree Capital Associates, LLC.

NOTE E – SUBSEQUENT EVENTS

Beauty Brands entered into a $20,000 convertible note payable agreement on March 15, 2012.  The principal and accrued interest of 10% is due in full on March 15, 2013.  The note holder has the right to convert the outstanding principal amount and any accrued interest into the Company's common stock at a price of $0.01 per share.