Form 10-Q
period 2011-03-31
BEAUTY BRANDS GROUP, INC.
filed 2013-02-27
CIK 1409477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

☐	REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

 For the transition period from _____________________ to ______________

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
☐ Yes    ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes    ☒  No

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
☒Yes    ☐  No

As of February 22, 2013, there were 15,276,411 shares of $0.10 par value common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BEAUTY BRANDS GROUP, INC.

BALANCE SHEETS
(unaudited)
March 31, 2011 and December 31, 2010

ASSETS

	2011	2010

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$7,090	$6,953

Total current liabilities	7,090	6,953

Common stock, $0.10 par value, 100,000,000 shares authorized;
15,276,411 shares issued and outstanding	1,527,641	1,527,641
Additional paid-in capital	1,847,374	1,847,374
Accumulated deficit	(3,382,105)	(3,381,968)

Total Stockholders’ Deficit	(7,090)	(6,953)

Total Liabilities and Stockholders’ Deficit	$-	$-

See accompanying notes to unaudited financial statements

BEAUTY BRANDS GROUP, INC.

STATEMENTS OF EXPENSES
(unaudited)
For the three months ended March 31, 2011 and 2010

	2011	2010

Operating Expenses:

Selling, general and administrative	$137	$9,417

Net loss	$(137)	$(9,417)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Weighted Average Number Of Common Shares
Outstanding - basic and diluted	15,276,411	15,276,411

See accompanying notes to unaudited financial statements

BEAUTY BRANDS GROUP, INC.

STATEMENTS OF CASH FLOWS
(unaudited)
For the three months ended March 31, 2011 and 2010

	2011	2010
Cash flows from operating activities
Net loss	$(137)	$(9,417)
Adjustments to reconcile net earning to net cash
used in operating activities:

Changes in operating assets and liabilities:
Accounts payable	137	-
Net cash used in operating activities	-	(9,417)

Cash flows from financing activities
Capital contribution	-	9,417
Net cash provided by financing activities	-	9,417

Net increase (decrease) in cash	-	-

Cash, beginning of year	-	-

Cash, end of year	$-	$-

Supplemental Disclosures:
Interest Paid	$-	$-
Taxes Paid	$-	$-

See accompanying notes to unaudited financial statements

BEAUTY BRANDS GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Beauty Brands Group, Inc. (“Beauty Brands”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Management’s Discussion and Analysis and the audited financial statements and notes thereto contained in Beauty Brand’s Annual Report filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.  Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for the fiscal year ended December 31,  2010 as reported in the Form 10-K have been omitted.

NOTE 2 – GOING CONCERN

Beauty Brands has no assets and operations as of March 31, 2011.  These conditions raise substantial doubt as to Beauty Brands’ ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if Beauty Brands is unable to continue as a going concern.  Management is trying to raise additional capital through sales of common stock as well as seeking viable candidates to purchase Beauty Brands. There is no assurance that the Company will be successful in its efforts.

NOTE 3 – RELATED PARTY TRANSACTION

Beauty Brands does not have any operations and they do not  generate revenues.  Expenses incurred by Beauty Brands are related to professional fees such as accounting and legal fees.  These expenses are paid by a majority shareholder and contributed to capital.  No capital was contributed during the quarter ended March 31, 2011.

NOTE 4 – SUBSEQUENT EVENTS

Beauty Brands entered into a $20,000 convertible note payable agreement on March 15, 2012.  The principal and accrued interest of 10% is due in full on March 15, 2013.  The note holder has the right to convert the outstanding principal amount and any accrued interest into the Company's common stock at a price of $0.01 per share.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report.

Overview

BEAUTY BRANDS GROUP, INC. (“We”, “Us” or the “Company”) is a Florida corporation and was incorporated in 1968 as “Chemair Corporation of America.”  In February 1983, the Company’s Articles of Incorporation were amended to change the our name to Beauty Brand Group, Inc.

We are now considering business opportunities for merger or acquisition that might create value for our shareholders.  We have no day-to-day operations.  Our officers and directors devote limited time and attention to the affairs of the Company.

Selection of a Business

Management has adopted a conservative approach to seeking business opportunities. Accordingly, we may have to wait some time before consummating a suitable transaction.

We do not intend to restrict our consideration of business opportunities to any particular business or industry segment. Due to our lack of financial resources, the scope and number of suitable business opportunities we can consider is limited. Therefore, we are most likely to participate in a single business opportunity. Accordingly, we may not be able to diversify and may be limited to one merger or acquisition. The lack of diversification would prevent us from offsetting losses from one business opportunity against profits from another.

The decision to participate in a particular business opportunity will be based on management’s analysis of the quality of the opportunity’s management and personnel, the anticipated acceptability of products or marketing concepts, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. Further, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the necessity to substantially shift a marketing approach, expand operations, change product emphasis, change or substantially augment management, or make other changes. We will be partially dependent upon the management of any given business opportunity to identify such problems and to implement, or be primarily responsible for the implementation of required changes.

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

We do not anticipate acquiring or merging with any company for which audited financial statements cannot be obtained. Management, however, does anticipate that any opportunity in which we participate will present certain risks. Many of these risks cannot be adequately identified prior to selection of a specific opportunity. Our shareholders must therefore depend on the ability of management to identify and evaluate such risks. Further, some opportunities available to us may concern businesses in the development stage that have not generated significant revenues from principal business activities prior to our participation.

The Company does not currently engage in any business activities that provide cash flow. During the next twelve months we anticipate incurring costs and expenses related to filing of Exchange Act reports and investigating and consummating a business combination. Management anticipates that our majority shareholder will continue to fund the costs and expenses to be incurred with such activities through loans or further investment in the Company to be made as and when necessary.

Results of Operations

We generated no revenues in the three months ended March 31, 2011 and 2010.  Our operating expenses for the three months ended March 31, 2011, were $137 compared with $9,417 for the same period in 2010. This decrease of $9,280 is due to decreased selling, general and administrative expenses.  Net loss from operations for the three months ended March 31, 2011, was $137 compared to $9,417 for the three months ended March 31, 2010.

Liquidity and Capital Resources

We generated net losses for the three months ended March 31, 2011, and the year ending December 31, 2010, and had a deficit accumulated of $3,382,105 at March 31, 2011 and $3,381,968 at December 31, 2010.  We had a working capital deficit of $7,090 at March 31, 2011 and $6,953 at December 31, 2010. We have no long term obligations.

We had a cash balance of $0 at March 31, 2011, and  December 31, 2010.  For the three months  period ended March 31, 2011, we had net cash inflows of $0. Cash flows used in operations for the three months period ended March 31, 2011, were $0 compared with $9,417 for the same period in 2010, a decrease due to reduced selling, general and administrative expenses. We had net cash provided by financing activities of $0 for the three months period ended March 31, 2011 compared to $9,417 for the three months period ended March 31, 2010.

During the fiscal year 2013, we expect that our operations will be funded by advances from management and financing activities. However, there is no assurance that we will be able to obtain sufficient funds to support our operations as planned. We are dependent on the continued support of our creditors and our ability to raise further capital to fund ongoing expenditures. In current market conditions there is uncertainty that the necessary funding can be obtained as needed, raising substantial doubt as to our to continue operating as a going concern. In the event we are unable to raise additional capital, we will not be able to meet our obligations and will be required to further curtail or terminate some of our projects and/or activities.

All of our costs associated with complying with the securities laws, rules, and regulations applicable to public companies, estimated to be less than $25,000 annually, will be funded by a loan or capital contribution from our principal shareholder, to the extent that funds are available to do so. However, our principal shareholder is not obligated to provide these or any other funds. If we fail to secure such funding, we may fail to meet our reporting obligations as a public company.

Our independent auditors have indicated in their audit report for the year ended December 31, 2010 that there is substantial doubt about our ability to continue as a going concern over the next twelve months.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not applicable

Item 4. Controls and Procedures.

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

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011.  Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have  concluded that our disclosure controls and procedures were  not effective as of March 31, 2011 due to a material weakness.  The material weakness is due to a lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by another professional with accounting expertise, lack of staff to manage the compilation and preparation of our periodic reports, resulting in our inability to timely file our periodic reports within their respective prescribed periods.  Our principal executive and financial officer does not possess accounting expertise and our company does not have an audit committee.  This weakness is due to the Company’s lack of working capital to hire additional staff and full time executive officers to manage the Company.  To remedy this material weakness, we intend to engage additional resources to assist with financial reporting as soon as our finances will allow.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting. However, in light of the determination that our internal controls over financial reporting for the period ended December 31, 2010, was not effective, as discussed in our Form 10-K for the year ended December 31, 2010,  subject to availability of funds and completion of successful merger or acquisition, we intend to implement changes made to our internal control over financial reporting to address the material weaknesses.  As part of our remedial plan, we plan to intend to devote significant resources to remediating, improving and documenting our disclosure controls and procedures and internal controls and procedures, including hiring a new chief financial officer with US GAAP and SEC reporting experience, additional accounting, and finance staff, and consultants to assist with these functions, and implementing additional financial and management controls, reporting systems and procedures.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit	Item
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
_______________________
*           Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEAUTY BRANDS GROUP, INC.

	By:	/s/ James Fuller
Date: February 27, 2013		James Fuller
(Principal Executive Officer, Principal Financial Officer/Principal Financial Officer)