Form 10-Q
period 2011-06-30
BEAUTY BRANDS GROUP, INC.
filed 2013-02-27
CIK 1409477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒         REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

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
☒ Yes    ☐   No

As of February 22, 2013, there were 15,276,411 shares of $0.10 par value common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BEAUTY BRANDS GROUP, INC.

BALANCE SHEETS
(unaudited)
June 30, 2011 and December 31, 2010

ASSETS
	2011	2010

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$7,090	$6,953

Total current liabilities	7,090	6,953

Stockholders' Deficit
Common stock, $0.10 par value, 100,000,000 shares authorized; 15,276,411 shares issued and outstanding	1,527,641	1,527,641
Additional paid-in capital	1,847,374	1,847,374
Accumulated deficit	(3,382,105)	(3,381,968)

Total Stockholders' Deficit	(7,090)	(6,953)

Total Liabilities and Stockholders' Deficit	$-	$-

See accompanying notes to unaudited financial statements

BEAUTY BRANDS GROUP, INC.

STATEMENTS OF EXPENSES
(unaudited)
For the three and six months ended June 30, 2011 and 2010

	Three months ended		Six months ended
	June 30,		June 30,

	2011	2010	2011	2010

Operating Expenses:

Selling, general and administrative	$0	$13,280	$137	$22,697

Net loss	$0	$(13,280)	$(137)	$(22,697)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number Of Common Shares
Outstanding - basic and diluted	15,276,411	15,276,411	15,276,411	15,276,411

See accompanying notes to unaudited financial statements

BEAUTY BRANDS GROUP, INC.

STATEMENTS OF CASH FLOWS
(unaudited)
For the six months ended June 30, 2011 and 2010

	2011	2010
Cash flows from operating activities
Net loss	$(137)	$(22,697)
Adjustments to reconcile net earning to net cash used in operating activities:

Changes in operating assets and liabilities:
Accounts payable	137	-
Net cash used in operating activities	-	(22,697)

Cash flows from financing activities
Capital contribution	-	22,697
Net cash provided by financing activities	-	22,697

Net increase (decrease) in cash	-	-

Cash, beginning of year	-	-

Cash, end of year	$-	$-

Supplemental Disclosures:
Interest Paid	$-	$-
Taxes Paid	$-	$-

See accompanying notes to unaudited financial statements

BEAUTY BRANDS GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Beauty Brands Group, Inc. (“Beauty Brands”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Management’s Discussion and Analysis and the audited financial statements and notes thereto contained in Beauty Brand’s Annual Report filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.  Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal year ended December 31, 2010 as reported in the Form 10-K have been omitted.

NOTE 2 – GOING CONCERN

Beauty Brands has no assets and operations as of June 30, 2011.  These conditions raise substantial doubt as to Beauty Brands’ ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if Beauty Brands is unable to continue as a going concern.  Management is trying to raise additional capital through sales of common stock as well as seeking viable candidates to purchase Beauty Brands. There is no assurance that the Company will be successful in its efforts.

NOTE 3 – RELATED PARTY TRANSACTION

Beauty Brands has no operations and they do not generate any revenues.  Expenses incurred by Beauty Brands are related to professional fees such as accounting and legal fees.  These expenses are paid by a majority shareholder and contributed to capital.  No capital was contributed during the six months ended June 30, 2011.

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

Results of Operations

We generated no revenues in the three and six months ended June 30, 2011 and 2010.  Operating expenses for the three months ended June 30, 2011, were $0 as compared with $13,280 for the same period in 2010. This decrease of $13,280 was due to decreased selling, general and administrative expenses.  Net loss from operations for the three months ended June 30, 2011, was $0 as compared to $13,280 for the three months ended June 30, 2010. Operating expenses for the six months ended June 30, 2011, were $137 as compared with $22,697 for the same period in 2010. This decrease of $22,560 was due to decreased selling, general and administrative expenses.  Net loss from operations for the six  months ended June 30, 2011, was $137 as compared to $22,560 for the six months ended June 30, 2010.

Liquidity and Capital Resources

We generated net losses for the three and six months ended June 30, 2011, and the year ending December 31, 2010, and had a deficit accumulated of $3,382,105 at June 30, 2011 and $3,381,968 at December 31, 2010.  We had a working capital deficit of $7,090 at June 30, 2011 and $6,953 at December 31, 2010. We have no long term obligations.

We had a cash balance of $0 at June 30, 2011, and $0 at December 31, 2010.  For the six months period ended June 30, 2011, we had net cash inflows of $0. Cash used in operations for the six months period ended June 30, 2011, were $0 compared with $22,697 for the same period in 2010, a decrease due to reduced selling, general and administrative expenses. We had net cash provided by financing activities of $0 for the six months period ended June 30, 2011 and $22,697 for June 30, 2010.

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

All of our costs associated with complying with the securities laws, rules, and regulations applicable to public companies, estimated to be less than $25,000 annually, will be funded by a loan or capital contributions from our principal shareholder, to the extent that funds are available to do so. However, our principal shareholder is not obligated to provide these or any other funds. If we fail to secure such funding, we may fail to meet our reporting obligations as a public company.

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

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011.  Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have  concluded that our disclosure controls and procedures were  not effective as of June 30, 2011 due to a material weakness.  The material weakness is due to a lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by another professional with accounting expertise, lack of staff to manage the compilation and preparation of our periodic reports, resulting in our inability to timely file our periodic reports within their respective prescribed periods.    Our principal executive and financial officer does not possess accounting expertise and our company does not have an audit committee.  This weakness is due to the Company’s lack of working capital to hire additional staff and full time executive officers to manage the Company.  To remedy this material weakness, we intend to engage additional resources to assist with financial reporting as soon as our finances will allow.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting. However, in light of the determination that our internal controls over financial reporting for the period ended December 31, 2010, was not effective, as discussed in our Form 10-K for the year ended December 31, 2010,  subject to availability of funds and completion of successful merger or acquisition, we intend to implement changes made to our internal control over financial reporting to address the material weaknesses.  As part of our remedial plan, we plan to intend to devote significant resources to remediating, improving and documenting our disclosure controls and procedures and internal controls and procedures, including hiring a new chief financial officer with US GAAP and SEC reporting experience, additional accounting, and finance staff, and consultants to assist with these functions, and implementing additional financial and management controls, reporting systems and procedures.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mining Safety Disclosure.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit	Item
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase (1)
101.FRE	XBRL Taxonomy Extension Presentation Linkbase (1)
_____________

*	Filed herewith.

(1)
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEAUTY BRANDS GROUP, INC.

	By:	/s/ James Fuller
Date: February 27, 2013		James Fuller
(Principal Executive Officer, Principal Financial Officer/Principal Financial Officer)