Form 10-Q
period 2011-09-30
BEAUTY BRANDS GROUP, INC.
filed 2013-02-27
CIK 1409477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒         REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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

Item 1. Financial Statements

BEAUTY BRANDS GROUP, INC.

BALANCE SHEETS
(unaudited)
September 30, 2011 and December 31, 2010

ASSETS
	September 30, 2011	December 31, 2010

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable	$7,090	$6,953

Total current liabilities	7,090	6,953

Stockholders' Deficit
Common stock, $0.10 par value, 100,000,000 shares authorized; 15,276,411 shares issued and outstanding.	1,527,641	1,527,641
Additional paid-in capital	1,847,374	1,847,374
Accumulated deficit	(3,382,105)	(3,381,968)

Total Stockholders' Deficit	(7,090)	(6,953)

Total Liabilities and Stockholders' Deficit	$-	$-

See accompanying notes to unaudited financial statements

BEAUTY BRANDS GROUP, INC.

STATEMENTS OF EXPENSES
(unaudited)
For the three and nine months ended September 30, 2011 and September 30,  2010

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2011	2010	2011	2010

Operating Expenses:

Selling, general and administrative	$-	$10,664	$137	$33,361

Net loss	$-	$(10,664)	$(137)	$(33,361)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number Of Common Shares
Outstanding - basic and diluted	15,276,411	15,276,411	15,276,411	15,276,411

See accompanying notes to unaudited financial statements

BEAUTY BRANDS GROUP, INC.

STATEMENTS OF CASH FLOWS
(unaudited)
For the nine months ended September 30, 2011 and 2010

	2011	2010
Cash flows from operating activities
Net loss	$(137)	$(33,361)
Adjustments to reconcile net earning to net cash
used in operating activities:

Changes in operating assets and liabilities:
Accounts payable	137	6,312
Net cash used in operating activities	-	(27,049)

Cash flows from financing activities
Capital contribution	-	27,049
Net cash provided by financing activities	-	27,049

Net increase (decrease) in cash	-	-

Cash, beginning of year	-	-

Cash, end of year	$-	$-

Supplemental Disclosures:
Interest Paid	$-	$-
Taxes Paid	$-	$-

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

NOTE 2 – GOING CONCERN

Beauty Brands has no assets and operations as of September 30, 2011.  These conditions raise substantial doubt as to Beauty Brands’ ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if Beauty Brands is unable to continue as a going concern.  Management is trying to raise additional capital through sales of common stock as well as seeking viable candidates to purchase Beauty Brands. There is no assurance that the Company will be successful in its efforts.

NOTE 3 – RELATED PARTY TRANSACTION

Beauty Brands does not have any operations and does not generate revenues.  Expenses incurred by Beauty Brands are related to professional fees such as accounting and legal fees.  These expenses are paid by a majority shareholder and contributed to capital.  No capital was contributed during the nine months ended September 30, 2011.

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

Results of Operations

We generated no revenues in the three and nine  months ended September  30, 2011 and 2010.  Our operating expenses for the three months ended September 30, 2011, were $0 as compared with $10,664 for the same period in 2010. This decrease of $10,664 was due to decreased selling, general and administrative expenses.  Net loss from operations for the three months ended September 30, 2011, was $0 as compared to $10,664 for the three months ended September 30, 2010. Our operating expenses for the nine months ended September 30, 2011, were $137 as compared with $33,361 for the same period in 2010. This decrease of $33,224 was due to decreased selling, general and administrative expenses.  Net loss from operations for the nine months ended September 30, 2011, was $137 as compared to $33,224 for the nine  months ended September 30, 2010.

Liquidity and Capital Resources

We generated net losses for the three and nine  months ended September 30, 2011, and the year ending December 31, 2010, and had a deficit accumulated of $3,382,105 at September 30, 2011 and $3,381,968 at December 31, 2010. We had a working capital deficit of $7,090 at September 30, 2011, and $6,953 at December 31, 2010.  We have no long term obligations.

We had a cash balance of $0 at September 30, 2011 and $0 at December 31, 2010.  For the nine month period ended September 30, 2011 we had net cash inflows of $0. Cash flows used in operations for the nine month period ended September 30, 2011 were $0 compared with 27,049 for the same period in 2010, a decrease due to reduced selling, general and administrative expenses. We had net cash provided by financing activities of $0 for the nine month period ended September 30, 2011.

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

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011.  Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have  concluded that our disclosure controls and procedures were  not effective as of September 30, 2011 due to a material weakness.  The material weakness is due to a lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by another professional with accounting expertise, lack of staff to manage the compilation and preparation of our periodic reports, resulting in our inability to timely file our periodic reports within their respective prescribed periods.  Our principal executive and financial officer does not possess accounting expertise and our company does not have an audit committee.  This weakness is due to the Company’s lack of working capital to hire additional staff and full time executive officers to manage the Company.  To remedy this material weakness, we intend to engage additional resources to assist with financial reporting as soon as our finances will allow.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting. However, in light of the determination that our internal controls over financial reporting for the period ended December 31, 2010, was not effective, as discussed in our Form 10-K for the year ended December 31, 2010,  subject to availability of funds and completion of successful merger or acquisition, we intend to implement changes made to our internal control over financial reporting to address the material weaknesses.  As part of our remedial plan, we plan to intend to devote significant resources to remediating, improving and documenting our disclosure controls and procedures and internal controls and procedures, including hiring a new chief financial officer with US GAAP and SEC reporting experience, additional accounting, and finance staff, and consultants to assist with these functions, and implementing additional financial and management controls, reporting systems and procedures.

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

(1)
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of aregistration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEAUTY BRANDS GROUP, INC.
/s/ James Fuller
Date: February 27, 2013	By:	James Fuller
(Principal Executive Officer, Principal Financial Officer/Principal Financial Officer)