Form 10-K
period 2011-12-31
BEAUTY BRANDS GROUP, INC.
filed 2013-02-27
CIK 1409477

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  xYes    ☐No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was $10,420.55 based upon the last reported sales of the registrants common stock on the Over-the-Counter Bulletin Board.  Shares of common stock held by each executive officer and director and by each person who is known to own 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

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

On or about November 26, 2008, pursuant to Exchange Agreement dated on or about November 26, 2008, by and among Deer Creek Capital, L.P. ("Deer Creek"), RPM Trading, LLC. ("RPM"), Formula Capital Management, LLC ("Formula Capital"), and FormCap Advisory, LLC ("FormCap"), RPM transferred to Deer Creek 1,537,400 shares of the Company's common stock, whereupon, Deer Creek immediately transferred a all of its shares of the Company's common stock to FormCap at the request of Formula Capital, which request was made in connection with the redemption by Formula Capital of its investment in Deer Creek. RPM's transfer of its shares of the Company's common stock to Deer Creek was in exchange for the controlling ownership interest held by Deer Creek in another corporation, Core Technologies (Pennsylvania), Inc. The result of this exchange was that FormCap became the majority shareholder of Beauty Brands Group, Inc. and RPM and Deer Creek divested themselves of their entire ownership interest in the Company. James Altucher and Dan Kelly were the beneficial owners of FormCap Advisory, LLC.

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

Effective as of March 2, 2012, our Board appointed Mr. Gianluca Cicogna Mozzoni as our director to fill a vacancy on the Board.  In addition, the Board appointed Mr. Cicogna Mozzoni as our President, Chief Executive Officer, Secretary and Chief Financial Officer as of March 2, 2012.  On March 5, 2012, Mr. Goodman resigned as a director of the Company.

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

Item 3.   Legal Proceedings.

As of February 27, 2013, we are not a party to, or threatened by, any legal proceedings, the adverse outcome of which, in management’s opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial position.

Item 4.  Mine Safety Disclosure

Not applicable.

PART II

Item 5.  Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

On May 13, 2008, our Common Stock started trading on the OTC Bulletin Board under the symbol “BBGR”.  On October 6, 2010 our stock was deleted from the OTC Bulletin Board and moved to the Pink Sheets, due to our failure to comply with Rule 15c2-11.  The market for our common stock is limited and could be volatile. The following table sets forth the range of high and low bid quotations or high and low closing prices, as applicable, for our Common Stock for each of the periods indicated as reported by the Pink Sheets or the OTC Bulletin Board. The prices for the Pink Sheets and the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commissions. The OTC Bulletin Board and Pink Sheet prices listed below may not represent actual transaction prices.

	High	Low
Year Ended December 31, 2012:
1st Quarter	$0.05	$0.05
2nd Quarter	$0.05	$0.05
3rd Quarter	$0.05	$0.05
4th Quarter	$0.05	$0.05

Year Ending December 31, 2011:
1st Quarter	$0.06	$0.05
2nd Quarter	$0.06	$0.06
3rd Quarter	$0.06	$0.06
4th Quarter	$0.06	$0.06

As of February 22, 2013 there were  15,276,411  shares of our common stock outstanding and  our shares of common stock were held by approximately 244  stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of our common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

We reported no current assets as of December 31, 2011.  Total current liabilities reported of $7,090 consisted of accounts payable.  Stockholders’ deficit increased from a deficit of $6,953 at December 31, 2010  to a deficit of $7,090 at December  31, 2011.

In the Company’s auditors report dated February 27, 2013, the Company’s auditors indicated there was substantial doubt about the Company’s ability to continue as a going concern without additional fund-raising. Accordingly, unless we raise additional working capital, obtain project financing and/or revenues grow to support our business plan, we may be unable to remain in business.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows and changes in our financial position should be read in conjunction with our audited  financial statements and notes thereto for the fiscal year ended December 31, 2011 annexed hereto.

Comparison of Fiscal Years Ended December 31, 2011 and December 31, 2010

Total expenses for the year ended December 31, 2011 decreased to $137 from $33,221 for the year ended December 31, 2010, due largely to a decrease in operations.

We had an accumulated deficit during this period of $3,382,105.  Our business plan is principally directed at potential acquisition targets and revenue-generating opportunities.

Liquidity and Capital Resources

As of December 31, 2011, we had no cash or other current assets.  We had no cash or other current assets as of December 31, 2010.   For the year ended December 31, 2011, we had no cash provided by operating, investing or financing activities.  We had negative cash flows from operations of $137 and $33,221 for the years ended December 31, 2011 and 2010, respectively.

The Company had cash flows from financing activities of $0 and $26,268 for the years ended December 31, 2011 and 2010, respectively.

We currently have no revenue from operations and have not generated any revenue from operations.  Since inception and prior to the year ended December 31, 2011, our Company was funded by advances from shareholders.   During the year ended December 31, 2010, we funded a majority of our operations from advances from shareholders.

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

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011.  Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer have  concluded that our disclosure controls and procedures are not effective due to a material weakness.  The material weakness is due to a lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by another professional with accounting expertise, and our failure to file a Form 10-K for fiscal year ended December 31, 2011, and Form 10-Q for the quarters ended March 31, 2011, June 30, 2011, September 30, 2011, and this Form 10-K within their respective prescribed periods.    Our principal executive and financial officer does not possess accounting expertise and our company does not have an audit committee.  This weakness is due to the company’s lack of working capital to hire additional staff.  To remedy this material weakness, we intend to engage additional resources to assist with financial reporting as soon as our finances will allow.

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

During our review of our financial statements and results for the year ended December 31, 2011, our management, under the supervision and with the participation of our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting. Based on the evaluation of our internal control over financial reporting, we determined that we had significant deficiencies which could adversely affect our ability to initiate, authorize, record, process or report financial data in accordance with US GAAP.  While the areas we identified are sources of potential risk, we do not believe that these potential risks have affected our financial statements or that there are any errors in our previously reported financial statements that would require restatement.  The significant deficiencies we found related to a lack of sufficient qualified accounting and financing personnel with an appropriate level of US GAAP knowledge and experience appropriate to its financial reporting requirements.  Based on our evaluation and because of the significant deficiencies we identified, our management concluded that our internal control over financial reporting was not effective as of December 31, 2011.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting. However, in light of the above determination that our internal controls over financial reporting for the period ended December 31, 2011, was not effective, as discussed above, subject to availability of funds and completion of successful merger or acquisition, we intend to implement changes made to our internal control over financial reporting to address the above material weaknesses.

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

The Board of Director discussed with the independent auditors, the auditors’ independence from the management of the Company and received written disclosures and the letter from the independent accountants required by PCAOB Rule 3526.
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

To the best of our knowledge, based solely on information publicly available, during the fiscal year ended December 31, 2011, Mr. Paul Goodman failed to file a Form 3 regarding his appointment as our director chief executive officer, and chief financial officer. In addition, Mr. Kelly failed to file a Form 4 reporting the disposition of shares to Baytree Capital Associates.  In connection with Baytree Capital Associates, LLC’s acquisition of 15,068,000 shares, Mr. Michael Gardner, as the beneficial owner of Baytree Capital Associates, LLC,  did not timely file a Form 3.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth information regarding all forms of compensation received by all persons who served as our named executives officers during the fiscal years ended December 31, 2011 and 2010, respectively. We did not have any executive officer who received more than $100,000 for services during the fiscal years ended December 31, 2011 and 2010, respectively.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
(a)	(b)	(c)	(d)	(e)(1)	(f)(1)	(g)	(h)

James Altucher(1) Former Chairman of Board of Directors, Chief Executive Officer, and President	2011	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
	2010	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

Dan Kelly(2), Chief Financial Officer	2011	$-0-	$-0-	$-0-	$	$-0-	$-0-
	2010	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
					-0-
Paul Goodman(3) Former Chief Executive Officer, President and Chief Financial Officer	2011	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-
	2010	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

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

Outstanding Equity Awards at December 31, 2011

We had no outstanding equity awards at December 31, 2011.

Compensation of Directors

The following table sets forth compensation paid to our non-executive directors for the fiscal year ended December 31, 2011.

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

Beneficial ownership is determined according to the rules of the SEC.  Beneficial ownership means that a person has or shares voting or investment power of a security and includes any securities that person has the right to acquire within 60 days after the measurement date, such as those acquirable pursuant to options, warrants or convertible notes.  Except as otherwise indicated, we believe that each of the beneficial owners of our common stock listed below, based on information each of them has given to us, has sole investment and voting power with respect to such beneficial owner’s shares, except where community property or similar laws may apply.  For purposes of the column for shares underlying convertible securities, in accordance with rules of the SEC, shares of our common stock underlying securities that a person has the right to acquire within 60 days of February 22, 2013, are deemed to be beneficially owned by such person for the purpose of computing the percentage ownership of that person, but we do not treat them as outstanding for the purpose of computing the ownership percentage of any other person.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

There have been no reportable related party transactions during fiscal year ended December 31, 2011 and 2010.

Review, Approval or Ratification of Transactions with Related Persons

Our Board of Directors reviews and approves or ratifies any related person transaction that is required to be disclosed as such transactions required the approval of our Audit Committee. We did not have any related party transactions during fiscal years ended December 31, 2011 and 2010.

Item 14. Principal Accountant Fees and Services

As reported in our Current Report on Form 8-K filed with the SEC, on March 2, 2012, our Board of Directors  approved the dismissal of  Malone Bailey LLP (“Malone Bailey”) as our independent registered public accounting firm, and approved the engagement of Friedman LLP (“Friedman”) as our independent registered public accounting firm.  There were no fees paid to Friedman for the fiscal year ended December 31, 2011 and 2010.

For fiscal year ended December 31, 2009, Malone Bailey issued an audit report on our balance sheet as of December 31, 2009 and 2008, and the related statements of expenses, shareholders’ deficit, and cash flows for the years then ended. The report of Malone Bailey on the foregoing financial statements did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to any uncertainty, audit scope or accounting principles, other than as to the substantial doubt of the Company's ability to continue as a going concern.

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

Audit Fees

During the years ended December 31, 2011 and 2010, the fees for Malone Bailey LLP (“Malone Bailey”) were approximately $0 and $4,020 respectively.  The fees were for professional services for the audit of our Form 10-K financial statements and review of our quarterly Form 10-Q financial statements.

During the years ended December 31, 2011 and 2010, the fees for Friedman LLP ("Friedman") were approximately $15,000 and $5,000, respectively.  The fees were for professional services for the audit of our Form 10-K financial statements and review of our quarterly Form 10-Q financial statements.

Audit-Related Fees

During the years ended December 31, 2011 and 2010, there were no fees relating to the performance of any other audit or review of our financial statements by Malone Bailey or Friedman.

Tax Fees

During the years ended December 31, 2011 and 2010, there were no fees relating to professional tax services by Malone Bailey or Friedman.

All Other Fees

During the years ended December 31, 2011 and 2010, there were no other fees relating to services provided by Malone Bailey or Friedman.

The above-mentioned fees are set forth as follows in tabular form:

	2011	2010
Total Audit Fees	$15,000	$9,020
Total Audit Related Fees	$-0-	$-0-
Total Tax Fees	$-0-	$-0-

Total of All Other Fees	-0-	-0-

Audit Committee Pre-Approval Policies and Procedures

The policy of our board of directors, acting as the audit committee,  is to pre-approve all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services.  All services and fees described above for the years ended December 31, 2011 and 2010 were approved by our Board.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements

The following documents are filed as part of this Annual Report:

(a)           Financial Statements:

Exhibits

The following exhibits are filed as a part of this Annual Report.

Exhibit No.	Description
2.1	Acquisition Agreement (1)
3.1	Articles of Incorporation(1)
3.2	Certificate of Amendment to Articles of Incorporation(2)
4.1	Settlement Agreement(3)
31.1	Certification of Principal Executive Officer and Chief Financial Officer pursuant to Rules 13a-14 and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document (4)
101.SCH	XBRL Taxonomy Extension Schema (4)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (4)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (4)
101.LAB	XBRL Taxonomy Extension Label Linkbase (4)
101.FRE	XBRL Taxonomy Extension Presentation Linkbase (4)
__________________________
*	Filed herewith.
(1) (2) (3)
Incorporated by reference from Form 10-SB filed with the SEC on August 13, 2007
Incorporated by reference from Form 10-K for December 31, 2010
Incorporated by reference from Form 10-SB/A filed with the SEC on  October 15, 2007

(4)
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
James Fuller
Chief Executive Officer, President, Chief Financial
Officer, and Chairman of the Board

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Beauty Brands Group, Inc.

We have audited the accompanying balance sheets of Beauty Brands Group, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related statements of expenses, stockholders' deficit, and cash flows for each of the two years in the period ended December 31, 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards established by the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

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

/s/ Friedman LLP
East Hanover, New Jersey
February 27, 2013

BEAUTY BRANDS GROUP, INC.
BALANCE SHEETS
December 31, 2011 and 2010

	December 31,	December 31,
	2011	2010

ASSETS

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Total liabilities
Accounts payable	$7,090	$6,953

Total current liabilities	7,090	6,953

Stockholders’ deficit:
Common stock, $.10 par value, 100,000,000 shares authorized;
15,276,411 share issued and outstanding at December 31, 2011 and 2010	1,527,641	1,527,641
Additional paid-in capital	1, 847,374	1, 847,374
Accumulated deficit	(3,382,105)	(3,381,968)

Total stockholders’ deficit	(7,090)	(6,953)

Total liabilities and stockholders’ deficit	$-	$-

See summary of accounting policies and notes to financial statements.

BEAUTY BRANDS GROUP, INC.

STATEMENTS OF EXPENSES
For the years ended December 31, 2011 and 2010

	Year Ended December 31, 2011	Year ended December 31, 2010

Operating expenses:
Selling, general and administrative	$137	$33,221

Net loss	$(137)	$(33,221)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Weighted Average Number Of Common Shares Outstanding – basic and diluted	15,276,409	15,276,411

See summary of accounting policies and notes to financial statements.

BEAUTY BRANDS GROUP, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT
For the years ended December 31, 2011 and 2010

			ADDITIONAL		TOTAL
	COMMON STOCK		PAID IN	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	DEFICIT	DEFICIT

Balance, December 31, 2009	15,276,411	$1,527,641	$1,821,106	$(3,348,747)	$-

Capital contribution	-	-	26,268	-	26,268

Net Loss	-	-	-	(33,221)	(33,221)

Balance, December 31, 2010	15,276,411	1,527,641	1,847,374	(3,381,968)	(6,953)

Capital contribution	-	-	-	-	-

Net loss	-	-	-	(137)	(137)
Balance, December 31, 2011	15,276,411	$1,527,641	$1,847,374	$(3,382,105)	$(7,090)

See summary of accounting policies and notes to financial statements.

BEAUTY BRANDS GROUP, INC.

STATEMENTS OF CASH FLOWS
For the years ended December 31, 2011 and 2010

	Year Ended	Year Ended
	December 31, 2011	December 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(137)	$(33,221)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating liabilities:
Accounts payable	137	6,953
Net cash used in operating activities	-	(26,268)

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contribution	-	26,268

Net increase (decrease) in Cash	-	-

Cash, Beginning of Year	-	-

Cash, End of Year	$-	$-

Supplemental Disclosure of Cash Flow Information:

Interest paid	$-	$-
Income taxes paid	$-	$-

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

Basic and diluted net loss per share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding.  Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities.  For the years ended December 31, 2011 and 2010, there were no potential dilutive securities.

NOTE B – GOING CONCERN

The Company incurred net losses and negative cash flows from operations in fiscal years 2011 and 2010.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management is trying to raise additional capital through sales of common stock as well as seeking viable candidates to purchase the Company.

NOTE C – CAPITAL CONTRIBUTION AND RELATED PARTY TRANSACTIONS

$0 and $26,268 of expenses were paid in 2011 and 2010, respectively, on behalf of the Company by the shareholders and is reflected as a capital contribution and an expense for the Company.

The Company’s principal office is in the office of the Company’s principal shareholder pursuant to a verbal agreement on a rent-free month-to-month basis.

NOTE D - INCOME TAXES AND CHANGE OF CONTROL

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.   During fiscal years ended 2011 and 2010, the Company incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.   The cumulative net operating loss carry-forward is approximately $5,458 at December 31, 2011, and will expire in the years through 2031.

Internal Revenue Section 382 restricts the ability to use these carryforwards whenever an ownership change as defined occurs.  The Company incurred such an ownership change in 2006, 2008 and 2010.  Because the Company’s stock trading has been limited, no significant losses occurring prior to that date are available.

At December 31, 2011 and 2010, deferred tax assets consisted of the following:

	2011	2010

Deferred tax assets
Net operating losses	$5,458	$5,402
Less: valuation allowance	(5,458)	(5,402)

Net deferred tax asset	$-	$-

In a private transaction not involving the Company, on July 28, 2010, the then controlling shareholder of the company, FormCap Advisory, LLC, transferred control of the Company in a series of transactions to Baytree Capital Associates, LLC.

NOTE E - SUBSEQUENT EVENTS

Beauty Brands entered into a $20,000 convertible note payable agreement on March 15, 2012.  The principal and accrued interest of 10% is due in full on March 15, 2013.  The note holder has the right to convert the outstanding principal amount and any accrued interest into the Company's common stock at a price of $0.01 per share.