Form 10-Q
period 2012-06-30
BEAUTY BRANDS GROUP, INC.
filed 2013-02-27
CIK 1409477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒         REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BEAUTY BRANDS GROUP, INC.

BALANCE SHEETS
(unaudited)
June 30, 2012 and  December 31, 2011
	June 30,	December 31,
	2012	2011

Current Assets
Cash	$2,352	$-

Total Assets	$2,352	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$3,846	$7,090
Note payable	20,000	-

Total current liabilities	23,846	7,090

Stockholders' Deficit
Common stock, $0.10 par value, 100,000,000 shares authorized; 15,276,411 shares issued and outstanding	1,527,641	1,527,641
Additional paid-in capital	1,847,374	1,847,374
Accumulated deficit	(3,396,509)	(3,382,105)

Total Stockholders' Deficit	(21,494)	(7,090)

Total Liabilities and Stockholders' Deficit	$2,352	$-

See accompanying notes to unaudited financial statements

BEAUTY BRANDS GROUP, INC.
STATEMENTS OF EXPENSES
(unaudited)
For the three and six months ended June 30, 2012 and 2011

	Three months ended		Six months ended
	June 30,		June 30,

	2012	2011	2012	2011

Operating Expenses:

Selling, general and administrative	$8,904	$-	$13,904	$137

Operating loss	$(8,904)	$-	$(13,904)	$(137)
Interest Expense	(500)	-	(500)	-
Net loss	(9,404)	-	(14,404)	(137)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number Of Common Shares
Outstanding - basic and diluted	15,276,409	15,276,411	15,276,409	15,276,411

See accompanying notes to unaudited financial statements

BEAUTY BRANDS GROUP, INC.

STATEMENTS OF CASH FLOWS
(unaudited)
For the six months ended June 30, 2012 and 2011

	2012	2011
Cash flows from operating activities
Net loss	$(14,404)	$(137)
Adjustments to reconcile net earning to net cash
used in operating activities:

Changes in operating assets and liabilities:
Accounts payable and accrued expense	(3,244)	137
Net cash used in operating activities	(17,648)	-

Cash flows from financing activities
Proceeds from note payable	20,000	-
Net cash provided by financing activities	20,000	-

Net increase (decrease) in cash	2,352	-

Cash, beginning of period	-	-

Cash, end of period	$2,352	$-

Supplemental Disclosures:
Interest Paid	$-	$-
Taxes Paid	$-	$-

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

NOTE 2 – GOING CONCERN

Beauty Brands has few assets and operations as of June 30, 2012.  These conditions raise substantial doubt as to Beauty Brands’ ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if Beauty Brands is unable to continue as a going concern.  Management is trying to raise additional capital through sales of common stock as well as seeking viable candidates to purchase Beauty Brands. There is no assurance that the Company will be successful in its efforts.

NOTE 3 – RELATED PARTY TRANSACTION

Beauty Brands does not have any operations and does not generate revenues.  Expenses incurred by Beauty Brands are related to professional fees such as accounting and legal fees.  Certain expenses are paid by a majority shareholder and contributed to capital.  No capital was contributed during the quarter ended June 30, 2012.

NOTE 4 –NOTE PAYABLE

Beauty Brands entered into a $20,000 convertible note payable agreement on March 15, 2012.  The principal and accrued interest of 10% is due in full on March 15, 2013.  The note holder has the right to convert the outstanding principal amount and any accrued interest into the Company’s common stock at a price of $0.01 per share. The note payable balance at June 30, 2012 was $20,000.

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

Selection of a Business

Management has adopted a conservative approach to seeking opportunities. Accordingly, we may have to wait some time before consummating a suitable transaction.

We do not intend to restrict our consideration to any particular business or industry segment. Due to our lack of financial resources, the scope and number of suitable business opportunities we can consider is limited. Therefore, we are most likely to participate in a single business opportunity. Accordingly, we may not be able to diversify and may be limited to one merger or acquisition. The lack of diversification would prevent us from offsetting losses from one business opportunity against profits from another.

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

Results of Operations

We generated no revenues in the three and six months ended June 30, 2012 and 2011.  Our operating expenses for the three months ended June 30, 2012 were $8,904 as compared with $137 for the same period in 2011. Net loss from operations for the three months ended June 30, 2012 was $8,904 as compared to $137 for the three months ended June 30, 2011.  For the six months ended June 30, 2012, our operating expense was $13,904 as compared to 137 for the same period in 2011.  Net loss from operations for the six months ended June 30, 2012 was $14,404 as compared to $137 for the three months ended June 30, 2011.

Liquidity and Capital Resources

We generated net losses for the three and six months ended June 30, 2012 and the year ending December 31, 2011, and had a deficit accumulated at June 30, 2012 of $3,396,509, and $3,382,105 at December 31, 2011. We had a working capital deficit of $21,494 at June 30, 2012 and $7,090 at December 31, 2011. We have no long term obligations.

We had a cash balance of $2,352 at June 30, 2012 and $0 at December 31, 2011.  For the six months period ended June 30, 2012 we had net cash inflows of $2,352 compared to $0 for the six months period ended June 30, 2011.  Net cash used in operations for the six months period ended June 30, 2012 were $17,648 compared with $0 for the same period in 2011, an increase due to increased accounting and legal expenses.  We had net cash provided by financing activities of $20,000 for the six  months period ended June 30, 2012.

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

We anticipate that all of our costs associated with complying with the securities laws, rules, and regulations applicable to public companies, estimated to be less than $25,000 annually, will be funded by a loan or capital contributions from our principal shareholder, to the extent that funds are available to do so. However, our principal shareholder is not obligated to provide these or any other funds. If we fail to secure such funding, we may fail to meet our reporting obligations as a public company.

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

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012.  Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have  concluded that our disclosure controls and procedures were  not effective as of June 30, 2012 due to a material weakness.  The material weakness is due to a lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by another professional with accounting expertise, lack of staff to manage the compilation and preparation of our periodic reports, resulting in our inability to timely file our periodic reports within their respective prescribed periods.  Our principal executive and financial officer does not possess accounting expertise and our company does not have an audit committee.  This weakness is due to the Company’s lack of working capital to hire additional staff and full time executive officers to manage the Company.  To remedy this material weakness, we intend to engage additional resources to assist with financial reporting as soon as our finances will allow.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting. However, in light of the determination that our internal controls over financial reporting for the period ended December 31, 2011, was not effective, as discussed in our Form 10-K for the year ended December 31, 2011,  subject to availability of funds and completion of successful merger or acquisition, we intend to implement changes made to our internal control over financial reporting to address the material weaknesses.  As part of our remedial plan, we plan to intend to devote significant resources to remediating, improving and documenting our disclosure controls and procedures and internal controls and procedures, including hiring a new chief financial officer with US GAAP and SEC reporting experience, additional accounting, and finance staff, and consultants to assist with these functions, and implementing additional financial and management controls, reporting systems and procedures.

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