Form 10-Q
period 2012-09-30
BEAUTY BRANDS GROUP, INC.
filed 2013-02-27
CIK 1409477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒         REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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

Item 1. Financial Statements

BEAUTY BRANDS GROUP, INC.

BALANCE SHEETS
(unaudited)
September 30, 2012 and December 31, 2011

	September 30, 2012	December 31, 2011
ASSETS
Current Assets
Cash	$410	$-
Total Assets	$410	$-
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$30,846	$7,090
Accrued interest	1,000
Note payable	20,000
Total current liabilities	51,846	7,090
Stockholders' Deficit
Common stock, $0.10 par value, 100,000,000 shares authorized;
15,276,411 shares issued and outstanding	1,527,641	1,527,641
Additional paid-in capital	1,847,374	1,847,374
Accumulated deficit	(3,426,451)	(3,382,105)
Total Stockholders' Deficit	(51,436)	(7,090)
Total Liabilities and Stockholders' Deficit	$410	$-

See accompanying notes to unaudited financial statements

BEAUTY BRANDS GROUP, INC.

STATEMENTS OF EXPENSES
(unaudited)
For the three and nine months ended September 30, 2012 and September 30,  2011

	Three months ended September 30,			Nine months ended September 30,
	2012	2011		2012	2011
Operating Expenses:
Selling, general and administrative	$29,442	$		$43,346	$137
Operating loss	(29,442)		-	(43,346)	(137)
Interest expense	(500)		-	(1,000)	-
Net loss	$(29,942)	$		$(44,346)	$(137)
Basic and diluted net loss per common share	$(0.00)		$(0.00)	$(0.00)	$(0.00)
Weighted Average Number Of Common Shares Outstanding - basic and diluted	15,276,409		15,276,411	15,276,409	15,276,411

See accompanying notes to unaudited financial statements

BEAUTY BRANDS GROUP, INC.

STATEMENTS OF CASH FLOWS
(unaudited)
For the nine months ended September 30, 2012 and 2011

	2012	2011
Cash flows from operating activities
Net loss	$(44,346)	$(137)
Adjustments to reconcile net earning to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	23,756	137
Accrued interest	1,000	--
Net cash used in operating activities	(19,590)
Cash flows from financing activities
Proceeds from note payable	20,000	-
Net cash provided by financing activities	20,000	-
Net increase (decrease) in cash	410	-
Cash, beginning of period	-	-
Cash, end of period	$410	$-
Supplemental Disclosures:
Interest Paid	$-	$-
Taxes Paid	$-	$-

See accompanying notes to unaudited financial statements

BEAUTY BRANDS GROUP, INC.

NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1 — BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Beauty Brands Group, Inc. ("Beauty Brands"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Management's Discussion and Analysis and the audited financial statements and notes thereto contained in Beauty Brand's Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year. Notes to thefinancial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2011 as reported in the Form 10-K have been omitted.

NOTE 2 — GOING CONCERN

Beauty Brands has few assets and operations as of September 30, 2012. These conditions raise substantial doubt as to Beauty Brands' ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Beauty Brands is unable to continue as a going concern. Management is trying to raise additional capital through sales of common stock as well as seeking viable candidates to purchase Beauty Brands.

NOTE 3 — RELATED PARTY TRANSACTION

As Beauty Brands is operating as a holding company, they are not generating revenues. Expenses incurred by Beauty Brands are related to professional fees such as accounting and legal fees. Certain expenses are paid by a majority shareholder and contributed to capital. No capital was contributed during the quarter ended September 30, 2012.

NOTE 4 —NOTE PAYABLE

Beauty Brands entered into a $20,000 convertible note payable agreement on March 15, 2012. The principal and accrued interest of 10% is due in full on March 15, 2013. The note holder has the right to convert the outstanding principal amount and any accrued interest into the Company's common stock at a price of $0.01 per share. The note payable balance at September 30, 2012 was $20,000.

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

Results of Operations

We generated no revenues in the three and nine  months ended September 30, 2012 and 2011.  Our operating expenses for the three months ended September 30, 2012, were $29,442 as compared with $0 for the same period in 2011. This increase of $29,442 was due to increase selling, general and administrative expenses.  Net loss for the three months ended September 30, 2012, was $29,942 as compared to $0 for the three months ended September 30, 2011. Our operating expenses for the nine months ended September 30, 2012, was $43,346 as compared with $137 for the same period in 2010. This increase of $43,209 was due to increased selling, general and administrative expenses.  Net loss for the nine months ended September 30, 2012, was $44,346 as compared to $137 for the nine  months ended September 30, 2011.

Liquidity and Capital Resources

We generated net losses for the three and nine  months ended September 30, 2012, and the year ending December 31, 2011. We had a working capital deficit of $51,436 at September 30, 2012, and $7,090  at December 31, 2011.  We have no long term obligations.

We had a cash balance of $410 at September 30, 2012 and $0 at December 31, 2011.  For the nine month period ended September 30, 2012 we had net cash inflows of $410. Cash flows used in operations for the nine month period ended September 30, 2012 were $19,590 compared with $0 for the same period in 2011, an increase due to reduced selling, general and administrative expenses. We had net cash provided by financing activities of$  20,000 for the nine month period ended September 30, 2011.

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

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012.  Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer have  concluded that our disclosure controls and procedures were  not effective as of September 30, 2012 due to a material weakness.  The material weakness is due to a lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by another professional with accounting expertise, lack of staff to manage the compilation and preparation of our periodic reports, resulting in our inability to timely file our periodic reports within their respective prescribed periods.  Our principal executive and financial officer does not possess accounting expertise and our company does not have an audit committee.  This weakness is due to the Company’s lack of working capital to hire additional staff and full time executive officers to manage the Company.  To remedy this material weakness, we intend to engage additional resources to assist with financial reporting as soon as our finances will allow.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting. However, in light of the determination that our internal controls over financial reporting for the period ended December 31, 2011, was not effective, as discussed in our Form 10-K for the year ended December 31, 2011,  subject to availability of funds and completion of successful merger or acquisition, we intend to implement changes made to our internal control over financial reporting to address the material weaknesses.  As part of our remedial plan, we plan to intend to devote significant resources to remediating, improving and documenting our disclosure controls and procedures and internal controls and procedures, including hiring a new chief financial officer with US GAAP and SEC reporting experience, additional accounting, and finance staff, and consultants to assist with these functions, and implementing additional financial and management controls, reporting systems and procedures.

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